Form 10-Q
period 1996-05-31
GLOBE BUSINESS RESOURCES INC
filed 1996-07-08
CIK 1004571

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549

                            FORM 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934


For the quarterly period ended        Commission File No. 0-27682
       May 31, 1996


                  GLOBE BUSINESS RESOURCES, INC.


Incorporated under the                     IRS Employer
  laws of Ohio                     Identification No. 31-1256641

                      1925 Greenwood Avenue
                     Cincinnati, Ohio  45246
                      Phone:  (513) 771-8221

                       ____________________


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No _____


As of June 20, 1996, 4,308,209 shares of the Registrant s common stock, no par value, were outstanding.

                       ____________________

                  GLOBE BUSINESS RESOURCES, INC.
                    INDEX TO QUARTERLY REPORT
                           ON FORM 10-Q


                                                         Page No.
                                                         ________
Part I.      Financial Information

        Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheet -                  3
                  February 29, 1996 and May 31, 1996

                  Consolidated Statement of Income -            4
                  Three Months Ended May 31, 1995 and 1996

                  Consolidated Statement of Cash Flow -         5
                  Three Months Ended May 31, 1995 and 1996

                  Notes to Consolidated Financial Statements    6

        Item 2.   Managements Discussion and Analysis of        7
                  Financial Condition and Results of
                  Operations

Part II.     Other Information

        Item 1.   Legal Proceedings                            10

        Item 4.   Submission of Matters to a Vote of
                  Security Holders                             10

        Item 6.   Exhibits and Reports on Form 8-K.            10

                  PART I - FINANCIAL INFORMATION

                  GLOBE BUSINESS RESOURCES, INC.
                    CONSOLIDATED BALANCE SHEET
                      (Dollars in thousands)

                                        February 29,     May 31,
                                          1996            1996
                                        ____________   __________
                                                       (Unaudited)
ASSETS:
Cash                                       $   133       $   146
Accounts receivable, less allowance
  for doubtful accounts of $327 and
  $328, respectively                         3,530         3,666
Prepaid expenses                               509           736
Rental furniture, net                       37,407        40,432
Property and equipment, net                  2,675         2,782
Other, net                                     207           210
                                         _________     _________
    Total assets                           $44,461       $47,972
                                         _________     _________
                                         _________     _________

LIABILITIES AND SHAREHOLDERS  EQUITY:
Accounts payable                           $ 3,473       $ 4,363
Customer deposits                            1,189         1,231
Accrued compensation                         1,569           908
Accrued taxes                                  447           769
Deferred income taxes                        1,793         2,015
Accrued interest payable                       120           140
Other accrued expenses                         633           565
Debt                                        10,573        12,493
                                         _________     _________

    Total liabilities                       19,797        22,484
                                         _________     _________
                                         _________     _________

Common stock and other shareholders
  equity:
    Common stock, no par, 10,000,000
      shares authorized, 4,254,369
      shares issued and outstanding         18,549        18,549
    Retained earnings                       10,199        11,023
    Fair market value in excess of
      historical cost of acquired net
      assets attributable to related
      party transactions                    (4,084)       (4,084)
                                         _________     _________

        Total common stock and other
          shareholders  equity              24,664        25,488

    Total liabilities and shareholders
      equity                               $44,461       $47,972
                                         _________     _________
                                         _________     _________


The accompanying notes are an integral part of these financial statements.

                  GLOBE BUSINESS RESOURCES, INC.
                 CONSOLIDATED STATEMENT OF INCOME
               (In thousands except per share data)

                                     For the three months ended,
                                         May 31,        May 31,
                                          1995           1996
                                      ___________     _________
                                              (Unaudited)
Revenues:
  Furniture rentals                        $ 8,879       $ 9,430
  Furniture sales                            3,383         3,683
                                         _________     _________
                                            12,262        13,113
                                         _________     _________
Costs and expenses:
  Cost of furniture rentals                  2,090         2,467
  Cost of furniture sales                    1,855         2,203
  Warehouse and delivery                     1,723         1,785
  Occupancy                                  1,446         1,389
  Selling and advertising                    1,801         1,868
  General and administration                 1,555         1,846
                                         _________     _________
                                            10,470        11,558
                                         _________     _________

Operating income                             1,792         1,555

Other(income)expense:
  Interest expense                             568           224
  Other                                         19           (25)
                                         _________     _________
                                               587           199

Income before income taxes                   1,205         1,356

Provision for income taxes                     483           532
                                         _________     _________

Net income                                     722           824

Preferred stock dividends                      130            -
                                         _________     _________

Net income applicable to common stock      $   592       $   824
                                         _________     _________
                                         _________     _________

Earnings per common share:
Net income                                 $   .23       $   .19
                                         _________     _________
                                         _________     _________

Weighted average number of common
  shares outstanding                         2,558         4,254


The accompanying notes are an integral part of these financial statements.

                  GLOBE BUSINESS RESOURCES, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Dollars in thousands)

                                        For the three months ended,
                                           May 31,       May 31,
                                            1995          1996
                                         _________     _________

                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $   722         $ 824
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Rental furniture depreciation            1,148         1,363
    Other depreciation and amortization        207           211
    Provision for losses on accounts
      receivable                               (84)          (11)
    Provision for deferred income taxes         -            222
    Loss on sale of property and equipment       1             1
    Book value of furniture sales and
      rental buyouts                         2,256         2,819
    Changes in assets and liabilities:
      Accounts receivable                      266          (125)
      Other assets, net                         16            (3)
      Prepaid expenses                          50          (227)
      Accounts payable                         517           890
      Customer deposits                         65            42
      Accrued compensation                    (758)         (661)
      Accrued taxes                            248           322
      Accrued interest payable                  (6)           20
      Other accrued expenses                   (15)           (8)
                                         _________     _________

Net cash provided by operating
  activities                                 4,633         5,679
                                         _________     _________

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture               (5,910)       (7,207)
Purchases of property and equipment           (125)         (320)
GranTree Corporation debenture retirement       -            (59)
                                          _________     _________
Net cash used in investing activities       (6,035)       (7,586)
                                          _________     _________

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit
  agreements                                14,704        17,624
Repayments on the revolving credit
  agreements                               (13,562)      (15,626)
Principal payments under capital
  lease obligations                            (87)          (78)
                                          _________      ________
Net cash provided by financing activities    1,055         1,920
                                         _________     _________

Net (decrease)increase in cash                (347)           13
Cash at beginning of period                    732           133
                                         _________     _________
Cash at end of period                     $    385       $   146
                                         _________     _________
                                         _________     _________


The accompanying notes are an integral part of these financial statements.

                  GLOBE BUSINESS RESOURCES, INC.
          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           (Dollars in thousands except per share data)


NOTE 1 -- PRESENTATION OF INTERIM INFORMATION
_____________________________________________

   In the opinion of the management of Globe Business Resources, Inc. ( Globe or the Company ), the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly its financial position as of May 31, 1996, and the results of its operations and its cash flows for the three months ended May 31, 1995 and 1996. Interim results are not necessarily indicative of results for a full year.

    The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q, and do not contain certain information included in the Company s audited consolidated financial statements and notes in its Form 10-K for the fiscal year ended February 29, 1996.


NOTE 2 -- EARNINGS PER SHARE
____________________________

   Earnings per share in the first quarter of fiscal 1996 is determined by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Earnings per share in the first quarter of fiscal 1997 is determined by dividing net income by the weighted average number of shares of common stock. The exercise of a warrant to purchase shares of the Company s common stock in February 1996 caused the dilutive effect of stock options to become less than 3% in the first quarter of fiscal 1997. Net income applicable to common stock is net income reduced by preferred stock dividends. Outstanding stock options and warrants are common stock equivalents.


NOTE 3--RENTAL FURNITURE:
________________________
                                        February 29,     May 31,
                                            1996          1996
                                        ____________   _________
                                                      (Unaudited)

Furniture on rental                       $30,814        $32,869
Furniture on hand                          12,811         14,221
                                          _______        _______
                                           43,625         47,090
Accumulated depreciation                   (6,218)        (6,658)
                                          _______        _______
                                          $37,407        $40,432
                                          _______        _______
                                          _______        _______


NOTE 4 -- SUBSEQUENT EVENTS
___________________________

     On June 13, 1996, Globe acquired the assets of privately owned Interim Quarters, Inc. for $5.7 million in cash and 86,700 shares of Globe s common stock plus or minus up to a $500,000 adjustment at the conclusion of an audit by Price Waterhouse LLP. Interim Quarters, based in Dallas, Texas, provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. Interim Quarters has an inventory of over 800 leased housing units in the Dallas/Ft. Worth metropolitan area and has annual revenues of slightly more than $10 million.

     On June 19, 1996, Globe acquired the assets of privately-owned Instant Office Furniture, Inc. for approximately $0.7 million in cash. Instant Office Furniture, based in Costa Mesa, California, rents and sells office furniture to a variety of customers in southern California. Annual revenues are approximately $1 million.

                              ITEM 2

             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements beginning on page 3.

GENERAL

     Globe operates in the rent-to-rent segment of the furniture rental industry and rents quality office and residential furniture to a variety of corporate and individual customers. The Company sells residential and office furniture that no longer meets its showroom condition standards for rental and offers new furniture for sale through its showrooms and its account executives. The Company s fiscal year ends on February 28/29.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain gross profit data as a percentage of respective furniture rentals and furniture sales revenues.

                                        Three Months Ended
                                             May 31,
                                        ___________________
                                          1995       1996
                                        ________    _______
Revenues:
  Furniture rentals                        72.4%       71.9%
  Furniture sales                          27.6        28.1
                                         ______      ______

Total revenues                            100.0%      100.0%
Gross profit:
  Furniture rentals                        76.5%       73.8%
  Furniture sales                          45.2        40.2
                                         ______      ______
Total gross profit                         67.8        64.4
Operating expenses                         53.2        52.5
                                         ______      ______
Operating income                           14.6        11.9
Interest/other                              4.8         1.6
                                         ______      ______
Income before taxes                         9.8%       10.3%
                                         ______      ______
                                         ______      ______


  Impact of GranTree acquisition

     In January 1993, Globe acquired GranTree Corporation
( GranTree ) for $9.3 million. Until November 1995, the
Company's reported cost of revenues was favorably impacted as furniture was sold to retail customers or bought out by lease customers because of two factors: (i) the adoption of fresh-start reporting in March 1992, at which time GranTree reduced the net book value of its rental furniture by approximately $7.1 million, and (ii) the $3.3 million amount by which the book value of GranTree exceeded the purchase price paid by the Company (collectively, the GranTree Gross Profit Accounting Effects").

     The following table sets forth for the periods indicated the dollar amount of the GranTree Gross Profit Accounting Effects and certain income statement data as a percentage of total revenues adjusted to exclude the GranTree Gross Profit Accounting Effects.


                                   Three Months Ended May 31,
                                     1995              1996
                                   ________          ________

                                    (dollars in thousands)
GranTree Gross Profit
  Accounting Effects                 $534             $ -
Adjusted to exclude the
  GranTree Gross Profit
  Accounting Effects:           As a Percentage of Total Revenues
                                _________________________________

  Total gross profit                 63.5%            64.4%
  Operating expenses                 53.2             52.5
                                   ______            _____
  Operating income                   10.3             11.9
  Interest/other                      4.8              1.6
                                   ______            _____
  Income before income taxes          5.5%            10.3%
                                   ______            _____
                                   ______            _____

     Due to the significant impact of the GranTree acquisition and the related GranTree Gross Profit Accounting Effects on the Company's operations and financial results, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

  Comparison of First Quarter Fiscal 1997 to First Quarter Fiscal
  1996

     Total revenues of $13.1 million increased $0.9 million, or 6.9%, in the first quarter of fiscal 1997 from $12.3 million in the first quarter of fiscal 1996. Total California revenues, which declined 15% from the fourth quarter of fiscal 1995 to the fourth quarter of fiscal 1996, declined 2% in the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996 but increased 7% in May 1996 as compared to May 1995, indicative of an improving revenue trend in California.

     Rental revenues of $9.4 million in the first quarter of fiscal 1997 increased 6.2% from $8.9 million in the first quarter of fiscal 1996. The growth in monthly rent roll (monthly rental payments required by outstanding furniture leases), which was 1.0% at the beginning of the first quarter of fiscal 1997 compared to the beginning of the first quarter of fiscal 1996, improved to 10.3% above the comparable prior year period at the end of the first quarter of fiscal 1997. Sales revenues of $3.7 million increased $0.3 million, or 8.9%, in the first quarter of fiscal 1997 from $3.4 million in the first quarter of fiscal 1996.

     Gross profit of $8.4 million in the first quarter of fiscal 1997 increased $0.1 million, or 1.5%, from $8.3 million in the first quarter of fiscal 1996 and declined as a percentage of revenues to 64.4% from 67.8% over the same period. Excluding the GranTree Gross Profit Accounting Effects, gross profit margin increased from 63.5% in fiscal 1996 to 64.4% in fiscal 1997.

     Operating expenses of $6.9 million in the first quarter of fiscal 1997 increased 5.6% from $6.5 million in the first quarter of fiscal 1996 due in part to increased general and administrative expenses related to Globe becoming a public company in February 1996. As a percentage of total revenues, expenses declined to 52.5% from 53.2% over the same period.

     As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income decreased 13.2% from $1.8 million, or 14.6% of revenues in the first quarter of fiscal 1996 to $1.6 million, or 11.9% of revenues in the first quarter of fiscal 1997. Excluding the GranTree Gross Profit Accounting Effects, operating income increased 23.6% from $1.3 million in fiscal 1996, to $1.6 million in fiscal 1997 and as a percentage of revenues increased from 10.3% to 11.9% over the same period.

     Interest/other expense decreased $0.4 million, or 66.1%, from $0.6 million in the first quarter of fiscal 1996 to $0.2 million in the first quarter of fiscal 1997 and as a percentage of total revenues decreased from 4.8% to 1.6% over the same period. The decreased expense for fiscal 1996 was due primarily to lower interest costs from lower debt balances in the first quarter of fiscal 1997.

     Income before income taxes increased $0.2 million, or 12.5%, to $1.4 million in the first quarter of fiscal 1997 and as a percentage of revenues increased from 9.8% in the first quarter of fiscal 1996 to 10.3% in the first quarter of fiscal 1997. Excluding the GranTree Gross Profit Accounting Effects, income before income taxes as a percentage of revenues increased from 5.5% in fiscal 1996 to 10.3% in fiscal 1997.

     The Company s effective tax rate, which includes federal, state and local taxes, approximated the statutory rate in the first quarter of fiscal 1996 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1996, the Company raised net proceeds of approximately $17.4 million in an initial public offering of its common stock. The Company used those proceeds to: (i) pay a portion of the Company s outstanding bank debt, (ii) prepay an outstanding note to the Company s primary lender and (iii) redeem all outstanding shares of the Company s redeemable preferred stock plus accrued dividends.

     At the completion of the initial public offering, a new $30.0 million line of credit (the 1996 Credit Agreement ) replaced the credit agreement in place at that time (the 1995 Credit Agreement ). Interest rates for this new line of credit are based upon a leverage formula, which is currently the lesser of the prime rate or LIBOR plus 175 basis points. In June 1996, Globe used $6.4 million in cash for two acquisitions (see note 4 to the consolidated financial statements). As a result, at June 20, 1996, the new line of credit provided total unused credit facilities of approximately $10.9 million, which will be available for acquisitions and general corporate purposes.

     The Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases increased from $5.9 million in the first quarter of fiscal 1996 to $7.2 million in the first quarter of fiscal 1997 reflecting an increase of $216,000 in monthly rent roll during the first quarter of fiscal 1997 as compared to a $51,000 decline in monthly rent roll during the first quarter of fiscal 1996.
The increase in furniture purchases was also reflected in the increase in accounts payable during the first quarter of fiscal 1997.

     Capital expenditures were $0.1 million and $0.3 million in the first quarter of fiscal 1996 and 1997, respectively.
Acquisitions of property and equipment financed through capital leases, and not reflected in the preceding capital expenditure data, were $0.1 million and $0 over the same period.

     In the first quarter of fiscal 1996 and 1997, net cash provided by operations was $4.6 million and $5.7 million, respectively, generating $1.4 and $1.9 million, respectively, less cash than was necessary to fund investing activities. The 1995 Credit Agreement and the 1996 Credit Agreement provided sufficient financing for the Company's cash requirements in the first quarter of fiscal 1996 and 1997, respectively.

                             PART II

                              ITEM 1

                        Legal Proceedings
                        _________________


                               NONE



                              ITEM 4

       Submission of Matters to a Vote of Security Holders
       ___________________________________________________

                                NONE


                              ITEM 6

 Exhibits, Financial Statement Schedules and Reports on Form 8-K
 ________________________________________________________________


(a)  Exhibits:  27  Financial data schedule

(b)  Reports on Form 8-K filed during the first quarter of 1996:

                          None

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Globe Business Resources, Inc.



                         By:      Sharon G. Kebe
                              _________________________________
                              Senior Vice President-Finance and
                               Treasurer
Signed:  June 28, 1996        (Principal Financial Officer)