Form 10-Q
period 1996-08-31
GLOBE BUSINESS RESOURCES INC
filed 1996-10-15
CIK 1004571

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended August 31, 1996     Commission File No. 0-27682



                                GLOBE BUSINESS RESOURCES, INC.



Incorporated under the                                     IRS Employer
  laws of Ohio                                  Identification No. 31-1256641



                                    1925 Greenwood Avenue
                                     Cincinnati, OH 45246
                                    Phone: (513) 771-8221







     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



    As of September 17, 1996, 4,321,509 shares of the Registrant's common stock, no par value, were outstanding.

                                GLOBE BUSINESS RESOURCES, INC.
                                  INDEX TO QUARTERLY REPORT
                                         ON FORM 10-Q



                                                                     Page No.

PART I.        FINANCIAL INFORMATION

               Item 1.       Consolidated Financial Statements

                             Consolidated Balance Sheet -                    3
                             February 29, 1996 and August 31, 1996

                             Consolidated Statement of Income -              4
                             Three Months and Six Months Ended
                             August 31, 1995 and 1996

                             Consolidated Statement of Cash Flows -          5
                             Six months ended August 31, 1995 and 1996

                             Notes to Consolidated Financial Statements      6

               Item 2.       Management's Discussion and Analysis of         8
                             Financial Condition and Results of Operations



PART II.       OTHER INFORMATION

               Item 1.       Legal Proceedings                              14

               Item 4.       Submission of Matters to a Vote of
                             Security Holders                               14

               Item 6.       Exhibits, Financial Statement Schedules and
                             Reports on Form 8-K                            14

                                PART I - FINANCIAL INFORMATION

                                GLOBE BUSINESS RESOURCES, INC.
                                  CONSOLIDATED BALANCE SHEET
                                    (Dollars in thousands)



                                                       February 29, August 31,
                                                          1996        1996
                                                      ____________ __________
                                                             (Unaudited)

ASSETS:
Cash                                                      $    133     $    530
Accounts receivable, less allowance for doubtful
  accounts of $327 and $472, respectively                    3,530        5,312
Prepaid expenses                                               509        1,327
Rental furniture, net                                       37,407       46,277
Property and equipment, net                                  2,675        3,302
Goodwill and other intangibles, less accumulated
    amortization of $48                                       --          3,460
Other, net                                                     207          242
                                                          --------     --------
        Total assets                                      $ 44,461     $ 60,450
                                                          ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                          $  3,473     $  3,601
Customer deposits                                            1,189        1,442
Accrued compensation                                         1,569          847
Accrued taxes                                                  447        1,005
Deferred income taxes                                        1,793        2,300
Accrued interest payable                                       120          214
Other accrued expenses                                         633          468

Debt                                                        10,573       23,581
                                                          --------     --------
        Total liabilities                                   19,797       33,458
                                                          --------     --------

Common stock and other shareholders' equity:
        Common stock, no par, 10,000,000 shares
          authorized, 4,254,369 and 4,321,509
          shares issued and outstanding                     18,549       19,000
        Retained earnings                                   10,199       12,076
        Fair market value in excess of historical
          cost of acquired net assets attributable
          to related party transactions                     (4,084)      (4,084)
                                                          --------     --------

               Total common stock and other
                 shareholders' equity                       24,664       26,992
                                                          --------     --------

        Total liabilities and shareholders' equity        $ 44,461     $ 60,450
                                                           =======      =======



The accompanying notes are an integral part of these financial statements.

                                GLOBE BUSINESS RESOURCES, INC.
                               CONSOLIDATED STATEMENT OF INCOME
                             (In thousands except per share data)


                                  For the three  months    For the six months
                                    ended August 31,         ended August 31,
                                   1995         1996        1995        1996
                                   ----         ----        ----         ----
                                      (Unaudited)              (Unaudited)

Revenues:
  Rental sales                    $  9,491   $ 14,032    $ 18,370   $ 23,462
  Retail sales                       3,469      3,678       6,852      7,361
                                  --------   --------    --------   --------
                                    12,960     17,710      25,222     30,823
                                  --------   --------    --------   --------

Costs and expenses:
  Cost of rental sales               2,082      5,226       4,172      7,693
  Cost of retail sales               1,779      2,306       3,634      4,509
  Warehouse and delivery             1,724      2,145       3,447      3,930
  Occupancy                          1,395      1,460       2,841      2,849
  Selling and advertising            1,826      2,102       3,627      3,970
  General and administration         1,648      2,287       3,203      4,133
                                  --------   --------    --------   --------
                                    10,454     15,526      20,924     27,084
                                  --------   --------    --------   --------

Operating income                     2,506      2,184       4,298      3,739

Other (income) expense:
  Interest expense                     647        383       1,215        607
  Other                                 12        (33)         31        (58)
                                  --------   --------    --------   --------
                                       659        350       1,246        549

Income before income taxes           1,847      1,834       3,052      3,190

Provision for income taxes             740        711       1,223      1,243
                                  --------   --------    --------   --------


Net income                           1,107      1,123       1,829      1,947

Preferred stock dividends              132       --           262       --
                                  --------   --------    --------   --------

Net income applicable to common
  stock                           $    975   $  1,123    $  1,567   $  1,947
                                  ========   ========    ========   ========

Earnings per common share:
Net income                        $    .38   $    .26    $    .61   $    .45
                                   =======    =======     =======    =======

Weighted average number of common
  shares outstanding                 2,546      4,309       2,552      4,282




The accompanying notes are an integral part of these financial statements.

                                GLOBE BUSINESS RESOURCES, INC.
                             CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Dollars in thousands)



                                                    For the six months ended,
                                                      August 31,  August 31,
                                                        1995           1996
                                                    ------------  -----------
                                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  1,829    $  1,947
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Rental furniture depreciation                         2,374       2,917
    Other depreciation and amortization                     417         485
    Provision for losses on accounts receivable             (36)         50
    Provision for deferred income taxes                       5         507
    (Gain)/Loss on sales of property and equipment          (16)          4
    Book value of furniture sales and rental buyouts      4,391       5,811
    Changes in assets and liabilities:
      Accounts receivable                                  (338)     (1,205)
      Other assets, net                                      27        (115)
      Prepaid expenses                                       61        (188)
      Accounts payable                                      407          15
      Customer deposits                                      86         (35)
      Accrued compensation                                 (324)       (854)
      Accrued taxes                                         393         504
      Accrued interest payable                              (14)         94
      Other accrued expenses                                 (5)       (133)
                                                       --------    --------
Net cash provided by operating activities                 9,257       9,804
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                           (11,203)    (15,150)
Purchases of property and equipment                        (224)       (714)
Proceeds from sale of property and equipment                 28        --
GranTree Corporation debenture retirement                  --           (59)
Acquisition of Interim Quarters and Instant Office,
  net of cash acquired                                     --        (5,912)
                                                       --------    --------
Net cash used in investing activities                   (11,399)    (21,835)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreements            29,276      49,023
Repayments on the revolving credit agreements           (27,462)    (35,853)
Repayments of other debt                                   --          (595)
Principal payments under capital lease obligations         (193)       (162)
Exercise of common stock options                           --            15
                                                       --------    --------
Net cash provided by financing activities                 1,621      12,428
                                                       --------    --------

Net (decrease)increase in cash                             (521)        397
Cash at beginning of period                                 732         133
                                                       --------    --------
Cash at end of period                                  $    211    $    530
                                                       ========    ========



     The accompanying notes are an integral part of these financial statements.

                                GLOBE BUSINESS RESOURCES, INC.
                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- PRESENTATION OF INTERIM INFORMATION

    In the opinion of the management of Globe Business Resources, Inc. ("Globe" or "the Company"), the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly its financial position as of August 31, 1996, and the results of its operations for the three and six months ended August 31, 1995 and 1996 and its cash flows for the six months ended August 31, 1995 and 1996. Interim results are not necessarily indicative of results for a full year.

  The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes in its Form 10-K for the fiscal year ended February 29, 1996.


NOTE 2 -- ACQUISITIONS

    On June 13, 1996, Globe acquired the assets of privately-owned Interim Quarters, Inc. for $5.7 million in cash, 86,700 shares of Globe common stock and Globe's assumption of certain liabilities. At the closing, Globe assumed the liabilities of Interim Quarters (including bonuses payable to current Interim Quarters employees amounting to 13,300 shares of Globe common stock), paid $5,700,000 and delivered to the seller 36,700 shares of Globe's common stock. The other 50,000 shares constitute the remainder of the purchase price and are expected to be delivered to the seller in the third quarter, plus or minus an adjustment, which may result from the review by both parties of the audit of the December 31, 1995 Interim Quarters' financial statements. Interim Quarters, based in Dallas, Texas, provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. Interim Quarters has an inventory of over 800 leased housing units in the Dallas/Ft. Worth metropolitan area and had annual revenues of approximately $11 million for the year ended December 31, 1995.

    On June 19, 1996, Globe acquired the assets of privately-owned Instant Office Furniture, Inc. for approximately $0.7 million in cash. Instant Office Furniture, based in Costa Mesa, California, rents and sells office furniture to a variety of customers in southern California. Annual revenues are approximately $1 million.

The purchase price allocation for both Interim Quarters and Instant Office is as follows:

                                                    August 31,
                                                       1996
                                                   (Unaudited)
                                                     (000's)

        Cash, receivables and prepaids               $1,755
        Rental furniture                              2,448
      Property and equipment                            355
      Other assets                                       31
        Goodwill and other intangibles                3,508
                                                     ------
                                                      8,097
      Liabilities assumed                            (1,110)
                                                     $6,987

     The following table sets forth certain income statement data on a proforma basis, as if Interim Quarters, Inc. and Instant Office Furniture, Inc. were acquired at the beginning of the periods indicated.

                                                       Six Months Ended
                                                          August 31,
                                                   ----------------------
                                                           (000's)

                                                     1995          1996
                                                     ----          ----
    Total Revenue                                  $31,356       $34,411
    Net Income                                       2,063         2,072
    Earnings per common share:  Net Income            $.69          $.48
    Weighted average number of common shares
     outstanding                                     2,602         4,312


NOTE 3 -- SUBSEQUENT EVENT

    On October 4, 1996, Globe acquired all furniture rental contracts and various other assets of privately owned Apartment Furniture Rental, Inc. ("AFR") for approximately $4.2 million in cash and a $300,000 promissory note. Globe may also purchase affiliated real estate for $300,000 in cash.
AFR, based in Detroit, Michigan, rents and sells residential furniture and has annual revenues of approximately $5.0 million.


NOTE 4 -- EARNINGS PER SHARE

    Earnings per share for the six months ended August 31, 1995 is determined by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Outstanding stock options and a warrant are common stock equivalents. Earnings per share for the six months ended August 31, 1996 is determined by dividing net income by the weighted average number of shares of common stock, as the exercise of outstanding stock options would not cause a dilutive effect in excess of 3%. Net income applicable to common stock is net income reduced by preferred stock dividends.


NOTE 5 -- RENTAL FURNITURE
                                               February 29,       August 31,
                                                   1996             1996
                                                  (000's)       (Unaudited)
                                                                    (000's)

Furniture on rental                              $30,814            $36,583
Furniture on hand                                 12,811             16,826
                                                 -------            -------
                                                  43,625             53,409
Accumulated depreciation                          (6,218)            (7,132)
                                                 -------            -------
                                                 $37,407            $46,277
                                                 =======            =======

NOTE 6 -- DEBT
                                                February 29,         August 31,
                                                    1996               1996
                                                ------------        -----------
                                                   (000's)         (Unaudited)
                                                                      (000's)
The 1996 Credit Agreement:
   The Fifth Third Bank, PNC Bank, and Society
      National Bank revolving note, average
      interest of 7.4% at August 31, 1996         $ 9,830            $23,000

Capital lease obligations                             743                581
                                                  -------            -------
                                                  $10,573            $23,581
                                                  =======            =======

The funds required for the Interim Quarters and Instant Office acquisitions (see Note 2) were derived from borrowings under the Company's 1996 Credit Agreement. At August 31, 1996, the 1996 Credit Agreement provided a total unused credit facility of approximately $7.0 million.


                                            ITEM 2

                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS



    The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements beginning on page 3.

GENERAL

    Globe operates in the rent-to-rent segment of the furniture rental industry and rents quality office and residential furniture to a variety of corporate and individual customers. The Company sells residential and office furniture that no longer meets its "showroom condition" standards for rental and offers new furniture for sale through its showrooms and its account executives.

    In addition, the Company's wholly owned subsidiary, Interim Quarters, Inc., operates the largest corporate housing company in the Dallas/Ft. Worth metroplex.

    The Company's fiscal year ends on February 28/29.


RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain gross profit data as a percentage of respective rental sales and retail sales revenues.

                                   Three Months Ended         Six Months Ended
                                       August 31,                August 31,
                                   ------------------         ----------------
                                     1995        1996         1995       1996
                                     ----        ----         ----       ----

Revenues:
  Rental sales                      73.2%        79.2%        72.8%      76.1%
  Retail sales                      26.8         20.8         27.2       23.9
                                   -----        -----        -----      -----
Total revenues                     100.0%       100.0%       100.0%     100.0%
Gross profit:
  Rental sales                      78.1%        62.8%        77.3%      67.2%
  Retail sales                      48.7         37.3         47.0       38.7
                                   -----        -----        -----      -----
Total gross profit                  70.2         57.5         69.1       60.4
Operating expenses                  50.9         45.1         52.0       48.3
                                   -----        -----        -----      -----
Operating income                    19.3         12.4         17.1       12.1
Interest/other                       5.1          2.0          4.9        1.8
                                   -----        -----        -----      -----
Income before taxes                 14.2%        10.4%        12.2%      10.3%
                                   =====        =====        =====      =====


  Impact of GranTree acquisition

    In January 1993, Globe acquired GranTree Corporation ("GranTree") for $9.3 million. Until November 1995, the Company's reported cost of revenues was favorably impacted as furniture was sold to retail customers or bought out by lease customers because of two factors: (i) the adoption of fresh-start reporting in March 1992, at which time GranTree reduced the net book value of its rental furniture by approximately $7.1 million, and
(ii) the $3.3 million amount by which the book value of GranTree exceeded the purchase price paid by the Company (collectively, the "GranTree Gross Profit Accounting Effects").

    The following table sets forth for the periods indicated the dollar amount of the GranTree Gross Profit Accounting Effects and certain income statement data as a percentage of total revenues adjusted to exclude the GranTree Gross Profit Accounting Effects.

                                 Three Months Ended         Six Months Ended
                                     August 31,                August 31,
                                 1995          1996          1995        1996
                                ------       -------        ------       -----
                              (dollars in thousands)     (dollars in thousands)

GranTree Gross Profit
  Accounting Effects            $544          $  -          $1,078        $  -
Adjusted to exclude the
  GranTree Gross Profit
  Accounting Effects:                   As a Percentage of Total Revenues

  Total gross profit            66.0%         57.5%          64.8%       60.4%
  Operating expenses            50.9          45.1           52.0         48.3
                                ----          ----           ----         ----
  Operating income              15.1          12.4           12.8         12.1
  Interest/other                 5.1           2.0            4.9          1.8
                                ----          ----           ----         ----
  Income before income taxes    10.0%         10.4%           7.9%       10.3%
                                ====          ====           ====        ====

    Due to the significant impact of the GranTree acquisition and the related GranTree Gross Profit Accounting Effects on the Company's operations and financial results, the Company's historical results of operations for fiscal 1996 and period-to-period comparisons will not be indicative of future results.

  Impact of Interim Quarters acquisition

    In June 1996, Globe entered the corporate housing industry with the acquisition of Interim Quarters, Inc.

    Interim Quarters has a lower gross profit margin, as well as lower expenses as a percentage of sales, than Globe's furniture rental business.
As a result, the Company's gross profit margin and expenses as a percentage of sales are both lower in the second quarter and first six months of fiscal 1997 than the corresponding periods of the prior year. Interim Quarters' operating margin, since the acquisition, is 11.3% compared to an operating margin of 12.3% for Globe's furniture rental business in the first six months of fiscal 1997.

    Globe is planning to become a consolidator in the corporate housing industry, thereby capitalizing on the desires of many corporations to have a corporate housing company that can handle a company's needs nationally.

    Oakwood Corporate Housing, the only national corporate housing company, does approximately $2 million annually in furniture rental with the Company. The Company believes that Oakwood perceives the Company as a competitor due to its entrance into the corporate housing business as Oakwood has started to move its furniture rental business to other vendors.

  COMPARISON OF SECOND QUARTER FISCAL 1997 TO SECOND QUARTER FISCAL 1996

    Total revenues of $17.7 million increased $4.7 million, or 36.7%, in the second quarter of fiscal 1997, from $13.0 million in the second quarter of fiscal 1996, due in part to the acquisition of Interim Quarters. Excluding the acquisition of Interim Quarters on June 13, 1996, total revenues increased $1.1 million, or 8.3%, in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996.

    Rental revenues of $14.0 million in the second quarter of fiscal 1997 increased 47.8% from $9.5 million in the second quarter of fiscal 1996. Excluding the Interim Quarters acquisition, rental revenue increased $0.9 million, or 9.2%, over the same period. The growth in rental revenues, excluding Interim Quarters, was due to the acquisition of Instant Office on June 19, 1996, which added 1% to the growth rate, a 3% increase in the average monthly lease, and a 6% increase in the average number of leases outstanding during the quarter.

    Sales revenues of $3.7 million increased $0.2 million, or 6.0%, in the second quarter of fiscal 1997 from $3.5 million in the second quarter of fiscal 1996.

    Gross profit of $10.2 million in the second quarter of fiscal 1997 increased $1.1 million, or 11.9%, from $9.1 million in the second quarter of fiscal 1996 and declined as a percentage of revenues to 57.5% from 70.2% over the same period due primarily to the lower margins associated with the Interim Quarters corporate housing revenues. Excluding Interim Quarters and the GranTree Gross Profit Accounting Effects, gross profit margin declined to 64.2% in the second quarter of fiscal 1997 from 66.0% in the second quarter of fiscal 1996 due primarily to lower margins on retail sales.

    Operating expenses of $8.0 million in the second quarter of fiscal 1997 increased 21.2% from $6.6 million in the second quarter of fiscal 1996. Excluding Interim Quarters, operating expenses increased $0.6 million, or 9.8%, due primarily to higher warehousing costs and higher general and administrative costs related to Globe becoming a public company in February 1996. As a percentage of total revenues, expenses declined to 45.1% from 50.9% over the same period as a result of the acquisition of Interim Quarters, which has lower expenses as a percentage of sales than the Company's furniture rental business.

    As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income decreased 12.8% from $2.5 million, or 19.3% of revenues in the second quarter of fiscal 1996, to $2.2 million, or 12.4% of revenues in the second quarter of fiscal 1997. Excluding the GranTree Gross Profit Accounting Effects, operating income increased 11.3% from $2.0 million in fiscal 1996, or 15.1% of revenues, to $2.2 million, or 12.4% of revenues, in fiscal 1997.

    Interest/other expense decreased $0.3 million, or 46.9%, from $0.7 million in the second quarter of fiscal 1996 to $0.4 million in the second quarter of fiscal 1997 and as a percentage of total revenues decreased from 5.1% to 2.0% over the same period. The decreased expense for fiscal 1997 was due primarily to lower interest costs associated with lower average debt balances as a result of the February 1996 initial public offering.

     Income before income taxes of $1.8 million in the second quarter of fiscal 1997 was flat compared to the second quarter of fiscal 1996. Excluding the GranTree Gross Profit

Accounting Effects, income before income taxes increased $0.5 million, or 40.8%, from $1.3 million in the second quarter of fiscal 1996 to $1.8 million in the second quarter of fiscal 1997.

    The Company's effective tax rate, which includes federal, state and local taxes, decreased from 40.0% to 38.8% from the second quarter of fiscal 1996 to the second quarter of fiscal 1997.


COMPARISON  OF SIX MONTHS  ENDED AUGUST 31, 1996 TO SIX MONTHS ENDED AUGUST
31, 1995

    Total revenues of $30.8 million increased $5.6 million, or 22.2%, in the first six months of fiscal 1997 from $25.2 million in the first six months of fiscal 1996 due in part to the acquisition of Interim Quarters. Excluding the acquisition of Interim Quarters, total revenues increased $1.9 million, or 7.6% in the first six months of fiscal 1997 compared to the first six months of fiscal 1996.

    Rental revenues of $23.5 million in the first six months of fiscal 1997 increased $5.1 million, or 27.7%, from $18.4 million in the first six months of fiscal 1996. Excluding the Interim Quarters acquisition, rental revenue increased $1.4 million, or 7.7% over the same period. The growth in rental revenues, excluding Interim Quarters, was due to the acquisition of Instant Office which added 1% to the growth rate, a 3% increase in the average monthly lease and a 5% increase in the average number of leases outstanding during the first six months.

    Sales revenues of $7.4 million increased $0.5 million, or 7.4%, in the first six months of fiscal 1997 from $6.9 million in the first six months of fiscal 1996.

    Gross  profit  of $18.6  million  in the first  six  months  of fiscal
1997 increased $1.2 million, or 6.9%, from $17.4 million in the first six months of fiscal 1996 and declined as a percentage of revenues to 60.4% from 69.1% over the same period due primarily to the lower margins associated with the Interim Quarters corporate housing revenues. Excluding Interim Quarters and the GranTree Gross Profit Accounting Effects, gross profit margin declined to 64.3% in the first six months of fiscal 1997 from 64.8% in the first six months of fiscal 1996 due primarily to lower margins on retail sales.

    Operating expenses of $14.9 million in the first six months of fiscal 1997 increased 13.4% from $13.1 million in the first six months of fiscal 1996. Excluding Interim Quarters, operating expenses increased $1.0 million, or 7.7% due primarily to higher warehousing costs and higher general and administrative costs related to Globe becoming a public company in February 1996. As a percentage of total revenues, expenses declined to 48.3% from 52.0% over the same period as a result of lower operating expenses as a percentage of sales at Interim Quarters.

    As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income decreased 13.0% from $4.3 million, or 17.1% of revenues in the first six months of fiscal 1996 to $3.7 million, or 12.1% of revenues in the first six months of fiscal 1997. Excluding the GranTree Gross Profit Accounting Effects, operating income increased 16.1% from $3.2 million, or 12.8% of revenue in fiscal 1996, to $3.7 million, or 12.1% of revenues in fiscal 1997.

    Interest/other expense decreased $0.7 million, or 55.9%, from $1.2 million in the first six months of fiscal 1996 to $0.5 million in the first six months of fiscal 1997 and as a percentage of total revenues decreased from 4.9% to 1.8% over the same period. The decreased expense for fiscal 1997 was due primarily to lower interest costs associated with lower average debt balances as a result of the February 1996 initial public offering.

    Income before income taxes of $3.2 million in the first six months of fiscal 1997 increased 4.5% compared to the first six months of fiscal 1996. Excluding the GranTree Gross Profit Accounting Effects, income before income taxes increased $1.2 million, or 61.6%, from $2.0 million in the first six months of fiscal 1996 to $3.2 million in the first six months of fiscal 1997.

    The Company's effective tax rate, which includes federal, state and local taxes, decreased from 40.1% to 39.0% from the first six months of fiscal 1996 to the first six months of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

    In February  1996, the Company  raised net proceeds of  approximately
$17.4 million in an initial public offering of its common stock. The Company used those proceeds to pay a portion of the Company's outstanding bank debt and redeem all outstanding shares of the Company's redeemable preferred stock plus accrued dividends.

    At the completion of the initial public offering, a new $30.0 million line of credit (the "1996 Credit Agreement") replaced the credit agreement in place at that time (the "1995 Credit Agreement"). Interest rates for this new line of credit are based upon a leverage formula, which is currently the lesser of the prime rate or LIBOR plus 175 basis points. At August 31, 1996, the new line of credit provided up to $30.0 million, or the maximum available under borrowing base calculations ($28.1 million at September 17, 1996), of financing for the Company which will be available for acquisitions and general corporate purposes. The Company is in the process of negotiating an increase to the credit line.

    In June 1996, Globe used approximately $5.7 million of its line of credit and issued 50,000 shares of Globe common stock to acquire Interim Quarters, Inc. An additional 50,000 shares is expected to be delivered to the seller in the third quarter, plus or minus an adjustment which may result from the review by both parties of the audit of the December 31, 1995 Interim Quarters financial statement. In June 1996, Globe used approximately $700,000 of its line of credit to acquire Instant Office Furniture, Inc. (see note 2 to the consolidated financial statements).

    The Company's principal use of cash for operations is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $11.2 million in the first six months of fiscal 1996 and $15.2 million in the first six months of fiscal 1997, with such purchases funding increased furniture on rental balances, as well as increased furniture on hand balances in the first six months of fiscal 1997. The Company's furniture purchases typically are seasonally weighted to the first half of the year. Furniture purchases are expected to decrease during the second half of fiscal 1997.

    Capital expenditures were $0.2 million and $0.7 million in the first six months of fiscal 1996 and 1997, respectively. Acquisitions of property and equipment financed through capital leases, and not reflected in the preceding capital expenditure data, were $0.3 million and $0.0 over the same periods.

    In the first six months of fiscal 1996 and 1997, net cash provided by operations was $9.3 million and $9.8 million, respectively, generating
$2.1 and$12.0 million, respectively, less cash than was necessary to fund investing activities. The 1995 Credit Agreement and the 1996 Credit Agreement provided sufficient financing for the Company's cash requirements in the first six months of fiscal 1996 and 1997, respectively. The Company expects cash flow from operations to be sufficient to fund all of the Company's needs, other than acquisitions, during the balance of fiscal 1997.

                                           PART II



                                            ITEM 1
                                      LEGAL PROCEEDINGS

                                             None



                                            ITEM 4
                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



The Company's Annual Meeting of Shareholders was held on July 9, 1996. Each of the following matters was voted upon and approved by the Company's shareholders as indicated below:

     1. Establishment of the number of directors to be elected at five, 3,896,119 votes for, 6,300 votes against, 3,600 abstentions.

    2.     Elected the following directors:
           a.     David D. Hoguet, 3,895,154 votes for and 0 abstentions
           b.     Blair D. Neller, 3,895,154 votes for and 0 abstentions
           c.     Alvin Z. Meisel, 3,895,454 votes for and 0 abstentions
           d.     William R. Griffin, 3,895,454 votes for and 0 abstentions
           e.     Thomas C. Parise, 3,895,454 votes for and 0 abstentions.

    3. Ratified the appointment of Price Waterhouse LLP as independent public accountants for fiscal 1997, 3,895,019 votes for, 7,100 votes against, 3,900 abstentions.


                                            ITEM 6
            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        Exhibits:  27 Financial data schedule

(b)        Reports on Form 8-K filed during the second quarter of 1996:

Form 8-K filed July 8, 1996 for the Interim Quarters acquisition.

Form 8-KA filed August 27, 1996 including the following financial information for the Interim Quarters acquisition:

  Financial statements

1. Financial statements of Interim Quarters, Inc., as of December 31, 1995 (audited).

2.   Financial statements of Interim Quarters, Inc., as of  May  31,  1996
     (unaudited).

  Proforma financial information

1. Globe Business Resources, Inc. consolidated balance sheet as of May 31, 1996 (unaudited).

2. Globe Business Resources, Inc. consolidated statement of income for the year ended February 29, 1996 (unaudited).

3. Globe Business Resources, Inc. consolidated statement of income for the three month period ended May 31, 1996 (unaudited).


Amendment No.1 to Form 8-KA filed September 12, 1996, including amendments to note C in the notes to the proforma financial statements.

                                          SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Globe Business Resources, Inc.



                                        By:    Sharon G. Kebe
                                             --------------------------------
                                               Sharon G. Kebe
                                               Senior Vice President-Finance
                                               and Treasurer
                                              (Principal Financial Officer)

Signed:  October 10, 1996