Form 10-Q
period 1996-11-30
GLOBE BUSINESS RESOURCES INC
filed 1997-01-06
CIK 1004571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For the quarterly period ended November 30, 1996     Commission File No. 0-27682



                         Globe Business Resources, Inc.



Incorporated under the                                    IRS Employer
  laws of Ohio                                     Identification No. 31-1256641



                              1925 Greenwood Avenue
                              Cincinnati, OH 45246
                              Phone: (513) 771-8221



        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        As of December 31, 1996, 4,440,509 shares of the Registrant's common stock, no par value, were outstanding.

                         GLOBE BUSINESS RESOURCES, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                      Page No.

Part I.    Financial Information

           Item 1.  Consolidated Financial Statements

                    Consolidated Balance Sheet -                        3
                    February 29, 1996 and November 30, 1996

                    Consolidated Statement of Income -                  4
                    Three Months and Nine Months Ended November
                    30, 1995 and 1996

                    Consolidated Statement of Cash Flows -              5
                    Nine months ended November 30, 1995 and 1996

                    Notes to Consolidated Financial Statements          6

           Item 2.  Management's Discussion and Analysis of             9
                    Financial Condition and Results of Operations



Part II.   Other Information

           Item 1. Legal Proceedings                                  15

           Item 4. Submission of Matters to a Vote of Security
                    Holders                                           15

           Item 6. Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                15

                         PART I - FINANCIAL INFORMATION

                         GLOBE BUSINESS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)



                                                     February 29,   November 30,
                                                      1996              1996
                                                                    (Unaudited)

ASSETS:
Cash                                                   $   133           $   392
Accounts receivable, less allowance for doubtful
  accounts of $327 and $590, respectively                3,530             5,338
Prepaid expenses                                           509             1,271
Rental furniture, net                                   37,407            49,343
Property and equipment, net                              2,675             3,814
Goodwill and other intangibles, less accumulated
    amortization of $103                                     -             3,711
Other, net                                                 207               256
                                                       -------           -------
        Total assets                                   $44,461           $64,125
                                                       =======           =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                        $3,473            $2,863
Customer deposits                                        1,189             1,449
Accrued compensation                                     1,569             1,183
Accrued taxes                                              447               919
Deferred income taxes                                    1,793             2,545
Accrued interest payable                                   120               188
Other accrued expenses                                     633              679

Debt                                                    10,573            25,958
                                                       -------           -------
        Total liabilities                              $19,797           $35,784
                                                       -------           -------

Common stock and other shareholders' equity:
        Common stock, no par, 10,000,000 shares
          authorized, 4,254,369 and 4,370,509
          shares issued and outstanding                $18,549           $19,303
        Retained earnings                               10,199            13,122
        Fair market value in excess of historical
          cost of acquired net assets attributable
          to related party transactions                (4,084)           (4,084)
                                                        ------           -------

               Total common stock and other
                  shareholders' equity                  24,664            28,341
                                                       -------           -------

        Total liabilities and shareholders' equity     $44,461           $64,125
                                                       =======           =======



    The accompanying  notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)



                                                 For the three months ended,     For the nine months ended,
                                                 November 30,   November 30,     November 30,  November 30,
                                                   1995            1996              1995           1996
                                                   ----            ----              ----           ----
                                                       (Unaudited)                      (Unaudited)

Revenues:
  Rental sales                                  $ 9,291        $ 13,816          $ 27,661       $ 37,278
  Retail sales                                    3,773           3,788            10,625         11,149
                                                -------         -------           -------        -------
                                                 13,064          17,604            38,286         48,427
                                                -------         -------           -------        -------

Costs and expenses:
  Cost of rental sales                            2,039           5,101             6,211         12,794
  Cost of retail sales                            1,982           2,351             5,616          6,860
  Warehouse and delivery                          1,677           2,102             5,124          6,032
  Occupancy                                       1,369           1,506             4,210          4,355
  Selling and advertising                         1,940           2,273             5,567          6,243
  General and administration                      1,722           2,189             4,925          6,322
                                                -------         -------           -------        -------
                                                 10,729          15,522            31,653         42,606
                                                -------         -------           -------        -------

Operating income                                  2,335           2,082             6,633          5,821

Other (income) expense:
  Interest expense                                  605             470             1,820          1,077
  Other                                              65             (40)               96            (98)
                                                -------         -------           -------        -------
                                                    670             430             1,916            979

Income before income taxes                        1,665           1,652             4,717          4,842

Provision for income taxes                          667             606            1,890           1,849
                                                -------         -------          -------         -------

Net income                                          998           1,046             2,827          2,993

Preferred stock dividends                           132               -               394              -
                                                -------         -------           -------        -------

Net income applicable to common stock           $   866         $ 1,046           $ 2,433        $ 2,993
                                                =======         =======           =======        =======

Earnings per common share:
Net income                                      $   .34         $   .24           $   .96        $   .70
                                                =======         =======           =======        =======

Weighted average number of common shares
  outstanding                                     2,546           4,353             2,546          4,305


    The accompanying  notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)



                                                      For the nine months ended,
                                                      November 30,  November 30,
                                                          1995          1996
                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  2,827         $  2,993
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Rental furniture depreciation                        3,567            4,456
    Other depreciation and amortization                    629              778
    Provision for losses on accounts receivable             39              167
    Provision for deferred income taxes                  1,087              752
    (Gain)/Loss on sales of property and equipment         (15)               7
    Book value of furniture sales and rental buyouts     6,612            8,911
    Changes in assets and liabilities:
      Accounts receivable                                 (648)          (1,236)
      Other assets, net                                   (113)               1
      Prepaid expenses                                      56             (111)
      Accounts payable                                     458             (723)
      Customer deposits                                     47             (217)
      Accrued compensation                                (357)            (536)
      Accrued taxes                                       (334)             404
      Accrued interest payable                             (75)              68
      Other accrued expenses                               (29)            (239)
                                                        --------        --------
Net cash provided by operating activities                13,751          15,475
                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                            (15,131)       (18,260)
Purchases of property and equipment                         (298)        (1,034)
Proceeds from sale of property and equipment                  29              -
GranTree Corporation debenture retirement                      -            (59)
Acquired businesses, net of cash acquired                      -        (10,249)
                                                        --------       --------
Net cash used in investing activities                    (15,400)       (29,602)
                                                        --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreements             42,453         70,915
Repayments on the revolving credit agreements            (41,095)       (55,705)
Repayments of other debt                                       -           (594)
Principal payments under capital lease obligations          (275)          (245)
Exercise of common stock options                               -             15
                                                        --------       --------
Net cash provided by financing activities                  1,083         14,386
                                                        --------       --------

Net (decrease)increase in cash                              (566)           259
Cash at beginning of period                                  732            133
                                                         --------      --------
Cash at end of period                                   $    166       $    392
                                                        ========       ========

    The accompanying  notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 -- PRESENTATION OF INTERIM INFORMATION

    In the opinion of the management of Globe Business Resources, Inc. ("Globe" or the "Company"), the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly its financial position as of November 30, 1996, and the results of its operations for the three and nine months ended November 30, 1995 and 1996 and its cash flows for the nine months ended November 30, 1995 and 1996. Interim results are not necessarily indicative of results for a full year.

    The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes in its Form 10-K for the fiscal year ended February 29, 1996.


NOTE 2 -- ACQUISITIONS

    On June 13, 1996, Globe acquired the assets of privately-owned Interim Quarters, Inc. for $5.7 million in cash, 85,700 shares of Globe common stock and Globe's assumption of certain liabilities. Liabilities assumed included bonuses payable to current Interim Quarters employees amounting to 13,300 shares of Globe common stock. Interim Quarters, based in Dallas, Texas, provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. Interim Quarters has an inventory of over 800 leased housing units in the Dallas/Ft. Worth metropolitan area and had annual revenues of approximately $11 million for the year ended December 31, 1995.

    On June 19, 1996, Globe acquired the assets of privately-owned Instant Office Furniture, Inc. for approximately $0.7 million in cash. Instant Office Furniture, based in Costa Mesa, California, rents and sells office furniture to a variety of customers in southern California. Annual revenues are approximately $1 million.

    On October 3, 1996, Globe acquired all furniture rental contracts and various other assets of privately-owned Apartment Furniture Rental, Inc. ("AFR") for approximately $4.2 million in cash and a $300,000 promissory note. Globe also plans to purchase affiliated real estate for $300,000 in cash during the fourth quarter. AFR, based in Detroit, Michigan, rents and sells residential furniture and has annual revenues of approximately $5 million.

    The purchase price allocation for Interim Quarters, Instant Office Furniture and AFR is as follows:

                                                                  (Unaudited)
                                                                    (000's)

      Cash, receivables and prepaids                                $1,884
      Rental furniture                                               7,043
      Property and equipment                                           787
      Other assets                                                      30
      Goodwill and other intangibles                                 3,814
                                                                     ------
                                                                     13,558
      Liabilities assumed                                             (1,771)
                                                                      ------
                                                                     $11,787
                                                                     -------
                                                                     -------

    The following table sets forth certain income statement data on a proforma basis, as if Interim Quarters, Instant Office Furniture, and AFR were acquired at the beginning of the periods indicated.

                                                  Nine Months Ended
                                                     November 30,
                                                       (000's)

                                                    1995          1996
                                                    ----          ----

    Total Revenue                                 $50,734       $55,332
    Net Income                                      3,502         3,661
    Earnings per common share:  Net Income          $1.18          $.85
    Weighted average number of common shares
     outstanding                                    2,645         4,305


SUBSEQUENT EVENT

    On December 16, 1996, Globe acquired the assets and assumed certain liabilities of two privately-owned corporate housing companies.

    Thomas J. Koch & Associates, Inc.("TJK"), based in Charlotte, North Carolina, was acquired for $3.6 million in cash, a $1.2 million promissory note and 70,000 shares of Globe common stock. TJK maintains an inventory of approximately 400 leased housing units which are used to provide short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. Annual revenues are approximately $7 million.

    Guest Suites, Inc., based in Raleigh, North Carolina, was acquired for approximately $1.5 million in cash plus contingent consideration not to exceed $0.9 million. Guest Suites maintains an inventory of approximately 150 leased housing units which are used to provide short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. Annual revenues are approximately $3 million.


NOTE 3 -- EARNINGS PER SHARE

    Earnings per share for the quarter and nine months ended November 30, 1996 were determined by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Outstanding stock options are not included as common stock equivalents as the exercise would not cause a dilutive effect in excess of 3%. Earnings per share for the comparable periods ended November 30, 1995 were determined by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Outstanding stock options and a warrant are common stock equivalents. Net income applicable to common stock is net income reduced by preferred stock dividends.

NOTE 4 -- RENTAL FURNITURE
                                                February 29,       November 30,
                                                   1996               1996
                                                 (000's)          (Unaudited)
                                                                    (000's)

Furniture on rental                               $30,814            $37,586
Furniture on hand                                  12,811             19,153
                                                  -------            -------
                                                   43,625             56,739
Accumulated depreciation                           (6,218)            (7,396)
                                                  -------            -------
                                                  $37,407            $49,343
                                                  =======            =======


NOTE 5 -- DEBT
                                                February 29,       November 30,
                                                    1996               1996
                                                (000's)            (Unaudited)
                                                                     (000's)
The 1996 Credit Agreement:
   The Fifth Third Bank, PNC Bank, and Society
      National Bank revolving note, average
      interest of 7.42% at November 30, 1996      $ 9,830            $25,041

Capital lease obligations                             743                917
                                                  -------            -------
                                                  $10,573            $25,958
                                                  =======            =======

    The funds required for the Interim Quarters, Instant Office Furniture and AFR acquisitions (see Note 2) were derived from borrowings under the Company's 1996 Credit Agreement. At November 30, 1996, the 1996 Credit Agreement provided a total unused credit facility of approximately $5 million.


SUBSEQUENT EVENT

    Effective December 16, 1996, the Company obtained a new $45.0 million line of credit with The Fifth Third Bank, PNC Bank and KeyBank (formerly Society National Bank) which replaced the 1996 Credit Agreement. Interest rates for this line of credit are based on a leverage formula, which is currently the lesser of the prime rate plus 50 basis points or LIBOR plus 225 basis points.

                                     ITEM 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



    The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements beginning on page 3.

GENERAL

    Globe operates in the rent-to-rent segment of the furniture rental industry and rents quality office and residential furniture to a variety of corporate and individual customers.
    In addition, the Company operates in the corporate housing industry and provides short-term housing through an inventory of leased housing units to temporarily assigned corporate personnel, new hires, trainees and consultants. The Company sells residential and office furniture that no longer meets its "showroom condition" standards for rental through its clearance centers and offers new furniture for sale through its showrooms and its account executives.

    The Company's fiscal year ends on February 28/29.


RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain gross profit data as a percentage of respective rental sales and retail sales revenues.

                             Three Months Ended            Nine Months Ended
                                 November 30,                 November 30,

                              1995           1996           1995         1996
                              ----           ----           ----         ----

Revenues:
  Rental sales                71.1%         78.5%           72.2%        77.0%
  Retail sales                28.9          21.5            27.8         23.0
                             -----         -----           -----        -----
Total revenues               100.0%        100.0%          100.0%       100.0%
Gross profit:
  Rental sales                78.1%         63.1%           77.5%        65.7%
  Retail sales                47.5          37.9            47.1         38.5
                             -----         -----           -----        -----
Total gross profit            69.2          57.7            69.1         59.4
Operating expenses            51.3          45.8            51.8         47.4
                             -----         -----           -----        -----
Operating income              17.9          11.8            17.3         12.0
Interest/other                 5.1           2.4             5.0          2.0
                             -----         -----           -----        -----
Income before taxes           12.7%          9.4%           12.3%        10.0%
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

                                    Three Months Ended       Nine Months Ended
                                        November 30,           November 30,
                                     1995       1996         1995         1996
                                  (dollars in thousands)  (dollars in thousands)

GranTree Gross Profit
  Accounting Effects                $449     $  -             $1,527      $  -
Adjusted to exclude the
  GranTree Gross Profit
  Accounting Effects:                     As a Percentage of Total Revenues

  Total gross profit                65.8%     57.7%             65.1%      59.4%
  Operating expenses                51.3      45.8              51.8       47.4
                                    ----      ----              ----       ----
  Operating income                  14.4      11.8              13.3       12.0
  Interest/other                     5.1       2.4               5.0        2.0
                                    ----      ----              ----       ----
  Income before income taxes         9.3%      9.4%              8.3%      10.0%
                                    ====      ====              ====       ====

    Due to the significant impact of the GranTree acquisition and the related GranTree Gross Profit Accounting Effects on the Company's operations and financial results, the Company's historical results of operations for fiscal 1996 and period-to-period comparisons will not be indicative of future results.

  Impact of Corporate Housing acquisitions

    In June 1996, Globe entered the corporate housing industry with the acquisition of Interim Quarters.

    Interim Quarters has a lower gross profit margin, as well as lower operating expenses as a percentage of sales, than Globe's furniture rental business. As a result, the Company's gross profit margin and operating expenses as a percentage of sales are both lower in the third quarter and first nine months of fiscal 1997 than the corresponding periods of the prior year. Interim Quarters' operating margin, since the acquisition, is 9.2% compared to an operating margin of 12.5% for Globe's furniture rental business in the first nine months of fiscal 1997.

    Globe is planning to become a consolidator in the corporate housing industry, thereby capitalizing on the desire of many corporations to have a corporate housing company that can handle their needs nationally. With the June Interim Quarters acquisition and the December acquisitions of TJK and Guest
Suites, Globe has become the market leader in three markets, with annualized corporate housing revenues in excess of $20 million. Globe is vying with a small number of corporate housing companies for the number two position in the industry.

    Oakwood Corporate Housing, the only national corporate housing company, does approximately $2 million annually in furniture rental with the Company. The Company believes that Oakwood perceives the Company as a competitor due to its entrance into the corporate housing business and therefore has started to move its furniture rental business to other vendors.

    Additionally, two corporate housing customers in Portland, Oregon, Chamness and K&M, moved their business to CORT following CORT's recent opening in this market. These two customers are multi-market operators who use CORT in all other markets. These customers' combined annual furniture rental with the Company approximates $0.8 million.

    It is possible that other corporate housing companies may transfer their furniture rental business to other vendors as Globe increases its presence in the industry.


  Comparison of Third Quarter Fiscal 1997 to Third Quarter Fiscal 1996

    Total revenues of $17.6 million increased $4.5 million, or 34.8%, in the third quarter of fiscal 1997, from $13.1 million in the third quarter of fiscal 1996, primarily due to the acquisitions of Interim Quarters and AFR. Excluding these acquisitions, total revenues increased $0.3 million, or 2.1%, in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996.

    Rental revenues of $13.8 million in the third quarter of fiscal 1997 increased 48.7% from $9.3 million in the third quarter of fiscal 1996. Excluding the Interim Quarters and AFR acquisitions, rental revenue increased $0.4 million, or 4.6%, over the same period. This growth in rental revenues was due to a 7.3% increase in the average monthly lease amount partially offset by the reduction in rental revenues from certain corporate housing customers.

    Sales revenues of $3.8 million for the quarter were flat when compared with the prior year third quarter due to the closure of one store and the impact of several large sales in fiscal 1996 which were not repeated in fiscal 1997.

    Gross profit of $10.2 million in the third quarter of fiscal 1997 increased $1.2 million, or 12.3%, from $9.0 million in the third quarter of fiscal 1996 and declined as a percentage of revenues to 57.7% from 69.2% over the same period due primarily to the lower margins associated with the Interim Quarters corporate housing revenues. Excluding Interim Quarters and the GranTree Gross Profit Accounting Effects, gross profit margin declined to 64.7% in the third quarter of fiscal 1997 from 65.8% in the third quarter of fiscal 1996 due primarily to lower margins on retail sales.

    Operating expenses of $8.1 million in the third quarter of fiscal 1997 increased 20.3% from $6.7 million in the third quarter of fiscal 1996. Excluding Interim Quarters and AFR, operating expenses increased $0.4 million, or 5.5%, due primarily to higher warehousing costs and higher general and administrative costs related to Globe becoming a public company in February 1996. As a percentage of total revenues, operating expenses declined to 45.8% from 51.3% over the same period as a result of the acquisition of Interim Quarters, which has lower operating expenses as a percentage of sales than the Company's furniture rental business.

    As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income decreased 10.8% to $2.1 million, or 11.8% of revenues in the third quarter of fiscal 1997, from $2.3 million, or 17.9% of revenues in the third quarter of fiscal 1996. However, excluding the GranTree Gross Profit Accounting Effects, operating income increased 10.4% to $2.1 million in fiscal 1997, or 11.8% of revenues, from $1.9 million, or 14.4% of revenues, in fiscal 1996.

    Interest/other expense decreased $0.3 million, or 35.8%, to $0.4 million in the third quarter of fiscal 1997 from $0.7 million in the third quarter of fiscal 1996 and as a percentage of total revenues decreased to 2.4% from 5.1% over the same period. The decreased expense for fiscal 1997 was due primarily to lower interest rates on the outstanding debt.

    Income before income taxes of $1.7 million in the third quarter of fiscal 1997 was flat compared to the third quarter of fiscal 1996. Excluding the GranTree Gross Profit Accounting Effects, income before income taxes increased $0.4 million, or 35.9%, to $1.7 million in the third quarter of fiscal 1997 from $1.2 million in the third quarter of fiscal 1996.

    The Company's effective tax rate, which includes federal, state and local taxes, decreased to 36.7% from 40.1% in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996. This rate change for the quarter is partially attributable to the impact of a nine month adjustment to the fiscal 1997 tax rate based on changes in individually insignificant book to tax differences.


     Comparison of Nine Months Ended November 30, 1996 to Nine Months Ended November 30, 1995

    Total revenues of $48.4 million increased $10.1 million, or 26.5%, in the first nine months of fiscal 1997 from $38.3 million in the first nine months of fiscal 1996 due in part to the acquisitions of Interim Quarters and AFR. Excluding the acquisitions of Interim Quarters and AFR, total revenues increased $2.2 million, or 5.7% in the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996.

    Rental revenues of $37.3 million in the first nine months of fiscal 1997 increased $9.6 million, or 34.8%, from $27.7 million in the first nine months of fiscal 1996. Excluding the Interim Quarters and AFR acquisitions, rental revenue increased $1.8 million, or 6.7% over the same period. This growth in rental revenues was driven by a 4.5% increase in the average monthly lease amount and a 3.3% increase in the average number of leases outstanding during the first nine months, partially offset by the reduction in rental revenues from certain corporate housing customers which principally affected the third quarter.

    Sales revenues of $11.1 million increased $0.5 million, or 4.9%, in the first nine months of fiscal 1997 from $10.6 million in the first nine months of fiscal 1996.

    Gross profit of $28.8 million in the first nine months of fiscal 1997 increased $2.3 million, or 8.7%, from $26.5 million in the first nine months of fiscal 1996 and declined as a percentage of revenues to 59.4% from 69.1% over the same period due primarily to the lower margins associated with the Interim Quarters corporate housing revenues. Excluding Interim Quarters and the GranTree Gross Profit Accounting Effects, gross profit margin declined to 64.4% in the first nine months of fiscal 1997 from 65.1% in the first nine months of fiscal 1996 due primarily to lower margins on retail sales.

    Operating expenses of $23.0 million in the first nine months of fiscal 1997 increased 15.8% from $19.8 million in the first nine months of fiscal 1996. Excluding Interim Quarters and AFR, operating expenses increased $1.4 million, or 7.0%, due primarily to higher warehousing costs required to support the increased revenues and higher general and administrative costs related to Globe becoming a public company in February 1996. As a percentage of total revenues, operating expenses declined to 47.4% from 51.8% over the same period as a result of lower operating expenses as a percentage of sales at Interim Quarters.

    As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income decreased 12.2% to $5.8 million, or 12.0% of revenues, in the first nine months of fiscal 1997 from $6.6 million, or 17.3% of revenues, in the first nine months of fiscal 1996. However, excluding the GranTree Gross Profit Accounting Effects, operating income increased 14.0% to $5.8 million, or 12.0% of revenues, in fiscal 1997 from $5.1 million, or 13.3% of revenues, in fiscal 1996.

    Interest/other expense decreased $0.9 million, or 48.9%, to $1.0 million in the first nine months of fiscal 1997 from $1.9 million in the first nine months of fiscal 1996 and as a percentage of total revenues decreased to 2.0% from 5.0% over the same period. The decreased expense for fiscal 1997 was due primarily to lower interest costs associated with lower average debt balances as a result of the February 1996 initial public offering and lower interest rates on outstanding debt.

    Income before income taxes of $4.8 million in the first nine months of fiscal 1997 increased 2.6% compared to the first nine months of fiscal 1996. Excluding the GranTree Gross Profit Accounting Effects, income before income taxes increased $1.6 million, or 51.8%, to $4.8 million in the first nine months of fiscal 1997 from $3.2 million in the first nine months of fiscal 1996.

    The Company's effective tax rate, which includes federal, state and local taxes, decreased to 38.2% from 40.1% in the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 partially due to the impact of changes in individually insignificant book to tax differences.


LIQUIDITY AND CAPITAL RESOURCES

    In February 1996, the Company raised net proceeds of approximately $17.4 million in an initial public offering of its common stock. The Company used those proceeds to pay a portion of the Company's outstanding bank debt and redeem all outstanding shares of the Company's redeemable preferred stock plus accrued dividends.

     At the completion of the initial public offering, a new $30.0 million line of credit replaced the credit agreement in place at that time. Interest rates for this line of credit were based upon a leverage formula. At November 30, 1996, the interest rate was the lesser of the prime rate plus 50 basis points or LIBOR plus 200 basis points and the line of credit provided up to $30.0 million, or the maximum available under borrowing base calculations ($28.8 million), of financing for the Company.

    Effective December 16, 1996, the Company obtained a new $45.0 million line of credit which replaced the above-mentioned $30.0 million line of credit. Interest rates for this line of credit are based on a leverage formula, which is currently the lesser of the prime rate plus 50 basis points or LIBOR plus 225 basis points. At December 30, 1996, the line of credit provided up to $45 million, or the maximum available under borrowing base calculations ($33.8 million), of financing for the Company which will be available for acquisitions and general corporate purposes. The unused line of credit as of December 30, 1996 was $15.4 million.

    From June through December, 1996 Globe used approximately $15.7 million from its line of credit, issued 169,000 shares of stock, issued $1.5 million of promissory notes and assumed certain liabilities in completing five asset acquisitions. (See note 2 to the consolidated financial statements for further discussion of these acquisitions.)

    The Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $18.3 million in the first nine months of fiscal 1997 and $15.1 million in the first nine months of fiscal 1996. These purchases funded increased balances in both furniture on rental and furniture on hand in the first nine months of fiscal 1997. The Company's furniture purchases typically are seasonally weighted to the first half of the year. Furniture purchases were down significantly during the third quarter from the level experienced in the first two quarters. This decreased purchase rate is expected to continue during the fourth quarter of fiscal 1997.

    Capital expenditures were $1.0 million and $0.3 million in the first nine months of fiscal 1997 and 1996, respectively. The significant increase in fiscal 1997 is largely attributable to development of a new computer system and the opening of a new store in Columbus, Ohio. Acquisitions of property and equipment financed through capital leases, and not reflected in the preceding capital expenditure data, were $0.1 million and $0.3 over the same periods.

    In the first nine months of fiscal 1997 and 1996, net cash provided by operations was $15.5 million and $13.8 million, respectively, generating $14.1 and $1.6 million, respectively, less cash than was necessary to fund investing activities, thus requiring use of the Company's credit facilities. The Company expects cash flow from operations to be sufficient to fund all of the Company's needs, other than acquisitions, during the balance of fiscal 1997. The new credit line will be used in funding future acquisitions.

                                     PART II



                                     ITEM 1
                                Legal Proceedings

                                      None



                                     ITEM 4
               Submission of Matters to a Vote of Security Holders

                                      None



                                     ITEM 6
         Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)        Exhibits:  27 Financial data schedule

(b)        Reports on Form 8-K filed during the third quarter of 1996:


Amendment No.1 to Form 8-KA filed September 12, 1996, including amendments to note C in the notes to the proforma financial statements. The Form 8-KA was originally filed August 27, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Globe Business Resources, Inc.



                                        By: /s/ Sharon G. Kebe
                                           -----------------------------------
                                            Sharon G. Kebe
                                            Senior Vice President-Finance
                                            and Treasurer
                                           (Principal Financial Officer)

Signed:  January 3, 1997