Form 10-K405
period 1997-02-28
GLOBE BUSINESS RESOURCES INC
filed 1997-05-02
CIK 1004571

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
                 For the fiscal year ended February 28, 1997

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------
                           Common Stock, no par value

                              --------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of April 25, 1997, 4,440,509 shares of the Registrant's common stock, no par value, were outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant at April 25, 1997, was approximately $24.8 million computed at the closing price of $9.625 per share on that date.

                              --------------------


                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference in Part III.


--------------------------------------------------------------------------------

                         GLOBE BUSINESS RESOURCES, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                                          Page
                                                                                                          ----

Part I
------
Item 1        -   Business                                                                                1
Item 2        -   Properties                                                                              6
Item 3        -   Legal Proceedings                                                                       6
Item 4        -   Submission of Matters to a Vote of Security Holders                                     6

Part II
-------
Item 5        -   Market for Registrant's Common Equity and Related
                    Stockholder Matters                                                                   7
Item 6        -   Selected Financial Data                                                                 8
Item 7        -   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   10
Item 8        -   Financial Statements and Supplementary Data                                             16
Item 9        -   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                                   16

Part III
--------
Item 10       -   Directors and Executive Officers of the Registrant                                      16
Item 11       -   Executive Compensation                                                                  16
Item 12       -   Security Ownership of Certain Beneficial Owners and
                    Management                                                                            16
Item 13       -   Certain Relationships and Related Transactions                                          16

Part IV
-------
Item 14       -   Exhibits, Financial Statement Schedules and Reports
                    on Form 8-K                                                                           S-1

                                     PART I

                                     ITEM 1

                                    BUSINESS
                                    --------

INDUSTRY BACKGROUND

         Globe Business Resources, Inc. is a major participant in the temporary relocation industry, operating in the rent-to-rent furniture business as well as in corporate housing. The rent-to-rent furniture business serves both corporate and individual customers who generally have immediate, temporary needs for office or residential furniture but who typically do not seek ownership. Office furniture customers range from large corporations who desire flexibility to meet their temporary and transitional needs, to small businesses and professionals who need office furniture but seek to conserve capital. Residential furniture customers include "institutional customers" (consisting of apartment property management companies and corporate housing specialists that provide short-term leased housing to relocated, transferred and temporary personnel) and individual customers.

         The rent-to-rent segment in furniture rental is differentiated from the rent-to-own segment primarily by the terms of the rental arrangements and the type of customers served. Rent-to-rent customers generally desire high-quality furniture to meet temporary needs, have good credit and pay by the month. Typically, these customers do not seek to acquire the property rented. By contrast, rent-to-own arrangements are generally made by customers without established credit whose objective is to acquire ownership of the property by renting it through the full term of the lease. Those arrangements typically involve weekly payments made over 18 to 24 months.

         The corporate housing business provides short-term leased housing, or "furnished apartments", to transferring or temporarily assigned corporate personnel, government agency employees and other individuals. Corporate housing operators typically maintain an inventory of leased housing units, although some operators own a portion of their units. Most corporate housing operators lease their furniture, housewares and electronics, but a small percentage of operators maintain their own furniture inventory and a greater percentage maintain their own housewares and electronics inventories.

         Rent-to-rent and corporate housing are both estimated to generate in excess of $750 million in annual revenues, with a significant portion of these industries comprised of small local and regional businesses. The large number of small local and regional businesses has created significant consolidation opportunities for both rent-to-rent and corporate housing operators in the last several years. The rent-to-rent consolidation predates the corporate housing consolidation. There are four rent-to-rent companies, including Globe, which have total annual revenues in excess of $40 million, while only one corporate housing company has total annual revenues in excess of $40 million.

         Corporate housing has become an important distribution channel for furnished apartments over the last several years, growing at the expense of both property management companies renting furnished apartments and individuals renting unfurnished apartments and using a furniture rental showroom to furnish the apartment. The rapid growth of corporate housing has created margin pressures for furniture rental companies. Additionally, corporate housing companies serve as "middlemen", blocking the access of furniture rental companies to the corporate end-user, thereby hampering the ability of furniture rental companies to cross-sell office furniture to these end-users and to secure new business leads.

         While Globe is the first public company to move towards integrating furniture rental and corporate housing, there are several private companies that have integrated rent-to-rent furniture and corporate housing.

COMPANY BACKGROUND AND STRATEGY

         Globe is an Ohio corporation formed in 1988 to acquire existing rent-to-rent furniture businesses founded in 1971. At that time, the Company operated in Michigan and Ohio. Subsequently, Globe implemented an aggressive strategy of expanding market share through both internal growth, primarily by commencing operations in several midwestern cities, and through four rent-to-rent acquisitions in both the midwest and west. The Company completed the initial public offering of its Common Stock in February of 1996, at which time it had operations in four midwestern and six western states. Since completion of the initial public offering, Globe has continued to expand through acquisitions, as discussed under "Current Business Developments" below.

         The Company operates in the highly competitive rent-to-rent segment of furniture rental, doing business under the name Globe Furniture Rentals. Globe is the third largest company in the rent-to-rent segment. The Company has an established reputation for quality furniture and customer service. It rents office and residential furniture to a variety of corporate and individual customers with temporary and transitional needs through 23 showrooms in Arizona, California, Colorado, Indiana, Kentucky, Michigan, Nevada, Ohio, Oregon and Washington. The Company sells residential and office furniture that no longer meets its "showroom condition" standards for rental through its clearance centers and offers new furniture for sale through its showrooms and its account executives. As a primary related service, the Company operates in the corporate housing market by providing fully furnished short-term housing through an inventory of leased housing units to temporarily assigned corporate personnel, new hires, trainees, consultants, government employees and other individuals in Missouri, North Carolina and Texas.

         Management believes that the demand for office and residential rental furniture, as well as corporate housing, is driven by the changing trends in American business towards flexibility and outsourcing, continued growth in management and professional employment levels and the resulting impact of a more mobile and transitory "white collar" workforce. Office furniture rental customers include Fortune 500 companies with temporary, seasonal or outsourcing requirements as well as small businesses and professional practices that desire to conserve capital. Residential furniture customers include the Company's institutional customers (consisting of apartment property management companies and temporary relocation specialists that provide corporate housing to relocated, transferred and temporary personnel) and individual customers. Corporate housing customers include transferring or temporarily assigned corporate personnel and other individuals whose lives are in transition.

         Globe distinguishes itself from its rent-to-rent competitors by maintaining the majority of its showrooms as combined rental/clearance showrooms in 14,000-15,000 square foot "superstore" formats. The Company believes that selling expenses generally are reduced by combining retail clearance centers with rental showrooms. Inside sales personnel are trained to perform both rental and retail sales functions within the same facility.

         Globe's rent-to-rent operating formula emphasizes its combined rental/retail facilities, high quality furniture, new furniture sales, centralized administrative functions, decentralized sales and marketing and an ongoing commitment to superior customer service. Management believes this formula has been an important contributor to its success. The Company plans to build on these fundamentals in pursuing its rent-to-rent growth strategies, which include pursuing acquisitions and developing new markets, increasing office market presence, and increasing rental and retail market share in western markets. In corporate housing, the Company's growth strategy is to capitalize on the opportunity to become a consolidator in this business and to achieve cost efficiencies by integrating its rent-to-rent and corporate housing operations.

CURRENT BUSINESS DEVELOPMENTS

         The Company used the net proceeds from its February 1996 initial public offering of Common Stock to pay a portion of its indebtedness and to redeem all the then outstanding redeemable preferred stock and accrued dividends.

         From June through December, 1996 Globe used approximately $15.9 million from its line of credit, issued 169,000 shares of stock, issued $1.5 million of promissory notes and assumed certain liabilities in completing five asset acquisitions. On June 13, 1996, the assets of privately-owned Interim Quarters, Inc. ("IQ") were acquired. On June 19, 1996, the assets of privately-owned Instant Office Furniture, Inc. ("IO") were acquired. On October 3, 1996, the assets of privately-owned Apartment Furniture Rental, Inc. ("AFR") were acquired. On December 16, 1996, the assets of privately-owned Thomas J. Koch & Associates, Inc. ("TJK") and Guest Suites, Inc. ("GS") were acquired. See Note 2 to the consolidated financial statements for further discussion of these acquisitions.

         The acquisitions of IQ, TJK and GS allowed Globe to expand into the corporate housing market, thereby increasing the services provided by the Company. Globe is planning on becoming a consolidator in the corporate housing arena, thereby capitalizing on the desire of many corporations to have a one stop shopping source that can handle their corporate housing needs nationally. These acquisitions, with annualized revenues in excess of $20.0 million, make Globe the market leader in three markets. Globe is vying with a small number of corporate housing companies for the number two position in the national market.

         The impact of the corporate housing acquisitions on the Company's operating results is discussed in more detail in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On April 28, 1997, the Company used approximately $3.4 million from its line of credit and assumed certain liabilities in completing the asset acquisition of The Hotel Alternative, Inc. See Note 2 to the consolidated financial statements for further discussion of this acquisition.

OPERATIONS

         The following table sets forth the major metropolitan areas where Globe maintains showrooms or leased corporate housing units.

           MARKET                MARKET              MARKET                   MARKET
           ------                ------              ------                   ------

         Ann Arbor            Denver                Phoenix                  St. Louis
         Charlotte            Detroit               Portland                 San Diego
         Cincinnati           Indianapolis          Raleigh                  San Jose
         Columbus             Las Vegas             Reno                     Seattle
         Dallas/Ft. Worth     Louisville            Sacramento               Toledo
         Dayton

         Based on monthly rent roll (aggregate monthly rental payments required by outstanding furniture or leased housing unit leases), Globe believes it has the leading market position in most of its midwestern markets and several of its western markets for furniture rental and in three of its four markets for corporate housing.

         The following table sets forth revenues by category for fiscal 1997.

                                                                              YEAR ENDED
                                                                           FEBRUARY 28, 1997
                                                                   -------------------------------
                                                                     DOLLARS              PERCENT
                                                                   IN THOUSANDS           OF TOTAL
                                                                   ------------           --------

Rental sales:
  Residential furniture                                               $29,570              43.8%
  Corporate housing                                                    11,811              17.5
  Office furniture                                                     11,370              16.8
                                                                     --------             -----
    Total rental sales                                                 52,751              78.1
Retail sales:
  Clearance
    Residential furniture                                               5,132               7.6
    Office furniture                                                    2,517               3.7
                                                                      -------             -----
      Total clearance sales                                             7,649              11.3
  New
    Residential furniture                                               2,644               3.9
    Office furniture                                                    4,476               6.7
                                                                      -------             -----
      Total new sales                                                   7,120              10.6
                                                                      -------             -----
    Total retail sales                                                 14,769              21.9
                                                                      -------             -----
Total revenues                                                        $67,520             100.0%
                                                                      =======             =====

Residential revenues                                                  $37,346              55.3%
Corporate housing revenues                                             11,811              17.5
Office revenues                                                        18,363              27.2
                                                                      -------             -----
    Total revenues                                                    $67,520             100.0%
                                                                      =======             =====

         Rental revenues accounted for 78.1% of the Company's revenues in fiscal 1997, with 43.8% of revenues from residential furniture rentals, 17.5% from corporate housing and 16.8% from office furniture rentals.

         The Company's sale of residential and office furniture that no longer meets its "showroom condition" standards for rental through its 21 clearance centers, 19 of which are located in showrooms and 2 of which are freestanding, allows the Company to recoup a substantial portion of original cost and maintain the "freshness" of rental furniture. The Company distinguishes itself from its furniture rental competition by offering new furniture for sale through its showrooms and its account executives. This provides additional marketing opportunities, especially with office furniture customers, and generates additional operating revenues with little added operating expense. In fiscal 1997, clearance furniture sales accounted for 11.3% of total revenues, and new furniture sales accounted for 10.6% of total revenues.

         The fiscal 1997 acquisitions accounted for $14.0 million of rental revenues and $0.8 million of sales revenues.

COMPETITION

         The rent-to-rent furniture segment of the temporary relocation industry is highly competitive. Management believes that Cort Business Services, Brook Furniture Rental and, to a lesser extent, Aaron Rents, are the Company's significant competitors. In addition to these companies, Globe also competes with a number of regional and local rent-to-rent furniture companies. Globe believes that the principal competitive factors in the furniture rental industry are service, speed of delivery, product selection and availability, price, furniture condition, terms of the rental agreement and reputation.

         The corporate housing business is highly competitive, with many local and regional participants. Oakwood Corporate Housing is the only national corporate housing company. Globe believes that the principal competitive factors in the corporate housing business are location of the corporate housing units, service, ability to handle customers' needs in multiple markets, terms of the rental agreement and price.

         The office and residential furniture retail businesses are also highly competitive. The Company competes with numerous new and used furniture dealers in these businesses, many of whom are larger than the Company and have greater financial resources. Management believes that the principal competitive factors in used furniture sales are price and value and in new furniture sales are price, value, service and speed of delivery.

EMPLOYEES

         At April 25, 1997, Globe had 524 full-time and 33 part-time employees, of whom 128 full-time and 9 part-time were in executive and administrative positions, 150 full-time and 8 part-time were in marketing and sales positions and 246 full-time and 16 part-time were in warehouse and distribution operations. The Company's employees are not represented by a collective bargaining agreement, and employee relations, in the opinion of management, are good.

GENERAL

         The Company does not have any customers accounting for 10% or more of revenues, the loss of which would have a material adverse effect on the business.

         The Company markets its products and services through its showrooms and its account executives, supplemented by a variety of sales and marketing collateral and print and broadcast media.

         The Company delivers its furniture using a fleet of 80 delivery trucks, of which 46 are owned and 34 are leased.

         The Company acquires furniture from a large number of manufacturers and is not dependent on any particular manufacturer as a sole source of supply. In fiscal 1997, there were no material business interruptions due to delays in acquiring furniture.

         Furniture purchases are concentrated in the first half of the fiscal year in order to ensure adequate levels of inventory to meet customer needs during the spring and summer months, which are typically the busiest.

         The Company is currently installing a new business information system which will enhance inventory management capabilities and other operating and financial systems. The system includes a perpetual inventory system which is designed to provide more accurate and timely information concerning merchandise availability and allow the Company to better service customer needs. The system implementation will require several months, with implementation expected to be completed during early Fiscal 1999.

         Effective December 16, 1996, the Company obtained a new $45.0 million line of credit which replaced an existing line of credit. See the discussion of liquidity and capital resources in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for further information relative to this line of credit.

         The Company continues to pursue potential acquisition candidates. As of the date of this report, the Company had no agreements or understandings for any such acquisition.

         The Company is not involved in any issues related to compliance with environmental protection laws.

         The risks and uncertainties that affect the Company are discussed in greater detail in a separate Exhibit 99 to the Company's Form 10-K for fiscal 1997.

                                     ITEM 2

                                   PROPERTIES
                                   ----------

         With the exception of a warehouse purchased as part of an October 1996 acquisition, Globe leases space for all of its store and warehouse operations under operating leases expiring at various times through 2003. Many of these leases contain renewal options for additional periods ranging up to ten years at rental rates generally adjusted for changes in the level of the consumer price index or other factors.

         Globe currently maintains duplicate facilities in the Detroit market as a result of a 1996 acquisition and is evaluating whether all of these facilities are necessary. All of Globe's facilities are well maintained and suitable for their current and reasonably foreseeable uses, except for the facility in Indianapolis. The Company has outgrown this facility's capacity and is currently constructing new showroom, clearance center and warehouse space which is scheduled to be occupied in the summer of 1997.

         The Company prefers properties where its sales, rental, clearance and warehouse operations can be combined in one facility. Globe regularly reviews the appearance of its showrooms and clearance centers and improves or refurbishes them on an on-going basis.

         The Company maintains an inventory of leased housing units under various short-term (one year or less) leasing arrangements. This inventory fluctuates throughout the year, subject to seasonality of customer demands. These facilities are well maintained and suitable for their current and reasonably foreseeable uses.

                                     ITEM 3

                                LEGAL PROCEEDINGS
                                -----------------

         The Company is involved in certain legal proceedings arising in the normal course of its business. The Company believes that the outcome of these matters will not result in a material adverse impact upon its business or financial condition.

                                     ITEM 4

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               ---------------------------------------------------

                                      None

                                     PART II

                                     ITEM 5

      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      ---------------------------------------------------------------------

         The Company's Common Stock commenced trading on the Nasdaq National Market under the trading symbol "GLBE", on February 8, 1996. The range of high and low sales prices reported for the period between February 8, 1996 and fiscal year-end on February 29, 1996 and for each quarterly period of fiscal year 1997, appear in the following table.

                                         Fiscal 1996                       Fiscal 1997
                                         -----------                       -----------
                  Quarter           High             Low               High             Low
                  -------           ----             ---               ----             ---
                  First                                                12               8 5/8
                  Second                                               11 1/4           8 1/2
                  Third                                                 9 1/4           8
                  Fourth            12 1/2          11 1/16            12 1/4           8 1/4

         As of April 25, 1997 there were 35 shareholders of record. The Company believes there are approximately 1,400 beneficial owners of its common stock.

         Globe has never paid any cash dividends on its common stock and the Board of Directors intends to retain all the Company's earnings for use in the expansion of the Company's business for the foreseeable future. The Company's credit agreement dated December 16, 1996 contains covenants that limit the amount of dividends or distributions it can pay on its common stock and the amount of stock the Company can repurchase. See Note 6 to the consolidated financial statements for further discussion of these restrictions.

         On June 13, 1996 and October 2, 1996, the Company issued 36,700 and 49,000 shares of common stock, respectively, to Interim Quarters, Inc. as part of the consideration for the asset acquisition of Interim Quarters, Inc. On December 16, 1996 the Company issued 70,000 shares of common stock to Thomas J. Koch & Associates, Inc. as part of the consideration for the asset acquisition of Thomas J. Koch & Associates, Inc. These issuances were exempt from registration under the Securities Act of 1933 as private offerings pursuant to
Section 4(2) of the Act.

                                     ITEM 6

                             SELECTED FINANCIAL DATA
                             -----------------------
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

         The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7.

                                            YEAR ENDED FEBRUARY 28/29,
                                 -----------------------------------------------
                                  1993(2)  1994(2)     1995      1996     1997(3)
                                 -------   -------   --------  -------   -------
INCOME STATEMENT DATA:
Revenues
  Rental sales                   $18,852   $35,918   $36,711   $36,580   $52,751
  Retail sales                     8,502    12,524    11,740    13,717    14,769
                                 -------   -------   -------   -------   -------
    Total revenues                27,354    48,442    48,451    50,297    67,520
Gross profit
  Rental sales                    14,955    31,030    29,592    27,967    33,899
  Retail sales                     2,918     4,474     4,874     5,899     5,551
                                 -------   -------   -------   -------   -------
    Total gross profit            17,873    35,504    34,466    33,866    39,450

Operating expenses                13,848    30,790    26,249    26,040    31,696
                                 -------   -------   -------   -------   -------

Operating income                   4,025     4,714     8,217     7,826     7,754

Interest/other expenses            1,526     1,596     2,783     2,461     1,368
                                 -------   -------   -------   -------   -------
Income before income taxes and
  cumulative effect of change
  in accounting principle          2,499     3,118     5,434     5,365     6,386
Provision for income taxes           -       1,120     2,079     2,136     2,478
                                 -------   -------   -------   -------   -------
Income before cumulative
  effect of change in
  accounting principle             2,499     1,998     3,355     3,229     3,908
Cumulative effect of change
  in accounting principle(1)         -       1,141       -         -         -
                                 -------   -------   -------   -------   -------

Net income                         2,499     3,139     3,355     3,229     3,908

Preferred stock dividends             90       364       557       505       -
                                 -------   -------   -------   -------   -------
  Net income applicable to
  common stock                   $ 2,409   $ 2,775   $ 2,798   $ 2,724   $ 3,908
                                 =======   =======   =======   =======   =======

Earnings per common share
  before cumulative effect of
  change in accounting
  principle                      $  1.23   $  0.64   $  1.10   $  1.03   $  0.90
                                 =======   =======   =======   =======   =======
Earnings per common share
  after cumulative effect of
  change in accounting
  principle                      $  1.23   $  1.09   $  1.10   $  1.03   $  0.90
                                 =======   =======   =======   =======   =======
Weighted average number of
  common shares outstanding        1,957     2,549     2,553     2,650     4,336
                                 =======   =======   =======   =======   =======

                                                                           FEBRUARY 28/29,
                                                  -----------------------------------------------------------------
                                                   1993           1994          1995          1996(7)        1997
                                                   ----           ----          ----          -------        ----

BALANCE SHEET DATA:
Total assets                                      $26,203        $32,009       $39,512        $44,461       $71,778
Total debt                                         17,337         18,424        19,900         10,573        30,516
Redeemable preferred stock                          4,500         4,620          5,794            -              -
Preferred stock                                       500            500           500            -              -
Common stock and other
  shareholders' equity
  (deficit)                                       $(1,529)       $ 1,226       $ 4,024        $24,664       $29,836
Cash dividends declared
  per common share (4)                                -              -             -              -             -

                                                                        YEAR ENDED FEBRUARY 28/29,
                                                   ---------------------------------------------------------------
                                                   1993           1994          1995           1996          1997
                                                   ----           ----          ----           ----          ----

OPERATING DATA:
Showrooms                                              34             26            25             23            23
Number of furniture leases                         16,443         16,769        16,492         16,332        17,591
Number of available
  leased housing units                                -               -            -              -           1,331
Number of furniture leases
  per showroom                                        484            645           660            710           765
Number of employees                                   476            402           412            430           551
Monthly rent roll (5) -
  Furniture leases                                $ 2,907        $ 2,853       $ 2,932        $ 2,962       $ 3,642
  Leased housing units                                -               -            -              -         $ 1,779
Monthly rent roll per
  showroom (6)                                    $    86        $   110       $   117        $   129       $   158

(1)      Reflects adoption as of March 1, 1993 of SFAS No. 109, "Accounting for  Income Taxes", which increased net income by $1.1 million for fiscal 1994.

(2)      Results include the impact of the January, 1993 acquisition of GranTree Corporation, which accounted for
         $4.7 million in revenues and $0.2 million in operating income in fiscal 1993, and $25.9 million in revenues and $0.5 million in operating income in fiscal 1994. See further discussion of the impact of this acquisition in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)      Results include the impact of five asset acquisitions during the year, which accounted for $14.8 million in revenues and $1.9 in operating income. See further discussion of the impact of these acquisitions in Item 7,
         "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(4)      The Company has not declared cash dividends on its common stock.

(5)      Represents aggregate monthly rental payments required by outstanding furniture or leased housing unit leases.

(6)      Represents aggregate monthly rental payments required by outstanding furniture leases per showroom open at the end of the period.

(7)      The Company completed an initial public offering in February 1996 and realized net proceeds of $17.4 million, which were used to redeem preferred stock and accrued dividends and repay a portion of the Company's indebtedness.

                                     ITEM 7

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements.

COMPONENTS OF OPERATING INCOME

         Revenues. Globe's revenues are derived from its outstanding furniture leases, leased housing unit rental income and from the sale of new and used furniture. Rental revenues are recognized in the month in which they are earned. Furniture sales revenues and rental buy-out revenues are recognized when the furniture is delivered to the customer or taken off lease by the customer.

         Globe derives additional revenues from delivery fees and, in the absence of proof of insurance by renters, waiver fees designed to cover the Company's cost of insuring the furniture rented. These fees are included in the applicable rental and sales revenue categories.

         Cost of Revenues. The majority of Globe's cost of furniture rentals consists of non-cash charges for depreciation of rental furniture and depreciated book value of furniture bought out by lease customers. Rental furniture is depreciated on a straight-line basis at a rate of 1% per month, which is designed to approximate an estimated useful life of four years with provision for a 50% residual value. Cost of sales for leased housing units consists primarily of housing unit rental and various furniture and utility charges. Cost of furniture sales is primarily the depreciated book value of the furniture sold.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include warehousing, selling, advertising, occupancy, administrative and other operating expenses and nonrental depreciation.

GENERAL

         Globe operates in the rent-to-rent segment of the furniture rental business and rents quality office and residential furniture to a variety of corporate and individual customers. In addition, the Company operates a corporate housing business, providing short-term housing through an inventory of leased housing units to temporarily assigned corporate personnel, new hires, trainees and consultants. The Company sells residential and office furniture that no longer meets its "showroom condition" standards for rental through its clearance centers and offers new furniture for sale through its showrooms and its account executives.

RESULTS OF OPERATIONS

         Globe's increase in total revenues from $27.4 million in fiscal 1993 to $67.5 million in fiscal 1997 and in operating income from $4.0 million to $7.8 million over the same period is mainly attributable to acquisitions in both new and existing markets. The Company currently operates in 13 states, up from 10 in fiscal 1993.

         The Company's business mix has changed since fiscal 1993, with furniture rental revenues decreasing from 68.9% of total revenues in fiscal 1993 to 60.6% of total revenues in fiscal 1997, while corporate housing revenues, which were non-existent in fiscal 1993, represented 17.5% of total revenues in fiscal 1997. Additionally, retail sales have decreased from 31.1% of total revenues in fiscal 1993 to 21.9% of total revenues in fiscal 1997. This shift in business mix reflects the Company's strategy to become a consolidator in the corporate housing business. The percentage of revenues represented by corporate housing is expected to increase in the future.

         The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain gross profit data as a percentage of respective rental sales and retail sales revenues.

                                                     YEAR ENDED FEBRUARY 28/29,
                                      -----------------------------------------------------
                                      1993        1994         1995       1996         1997
                                      ----        ----         ----       ----         ----
Revenues:
  Rental sales                        68.9%       74.1%        75.7%       72.7%       78.1%
  Retail sales                        31.1        25.9         24.3        27.3        21.9
                                     -----       -----        -----       -----       -----
         Total revenues              100.0%      100.0%       100.0%      100.0%      100.0%
Gross profit:
  Rental sales                        79.3%       86.4%        80.6%       76.5%       64.3%
  Retail sales                        34.3        35.7         41.5        43.0        37.6
                                     -----       -----        -----       -----       -----
         Total gross profit           65.3        73.3         71.1        67.3        58.4
Operating expenses                    50.6        63.6         54.2        51.8        46.9
                                     -----       -----        -----       -----       -----
Operating income                      14.7         9.7         16.9        15.6        11.5
Interest/other                         5.6         3.3          5.7         4.9         2.0
                                     -----       -----        -----       -----       -----
Income before taxes                    9.1%        6.4%        11.2%       10.7%        9.5%
                                     =====       =====       ======       =====        ====

IMPACT OF GRANTREE AND CORPORATE HOUSING ACQUISITIONS

         In January 1993, Globe acquired all of the outstanding common stock of GranTree for $9.3 million. At the time of the acquisition, GranTree was experiencing significant operational problems and declining revenues. In fiscal 1994, the first full year of ownership, GranTree accounted for $25.9 million, or approximately 53%, of the Company's total revenues.

         Management's initial strategy with respect to GranTree was to reduce operating expenses and to reverse the declining revenue trend. Globe's expense reduction efforts were successful in achieving a $4.8 million, or 24.0%, reduction in GranTree's operating costs in fiscal 1995 as compared to fiscal 1994 and an additional $0.7 million, or 5.0%, reduction in fiscal 1996 as compared to fiscal 1995.

         Prior to the acquisition, GranTree's monthly rent roll at fiscal year end had declined 14.3% and 21.9% in fiscal 1992 and 1993, respectively. The Company's programs have been successful in improving Grantree's monthly rent roll, which declined only 4.5% at fiscal year end 1994, was essentially unchanged at fiscal year end 1995 and 1996 and increased 10.7% (excluding acquisitions) at fiscal year end 1997.

          From the date of the GranTree acquisition through November 1995, the Company's reported cost of revenues was favorably impacted as furniture was sold to retail customers or bought out by lease customers due to the adoption of fresh-start reporting in March 1992, at which time GranTree reduced the net book value of its rental furniture by approximately $7.1 million, and the $3.3 million amount by which the book value of GranTree exceeded the purchase price paid by the Company (collectively, the "GranTree Gross Profit Accounting Effects").

         In June 1996, Globe entered the corporate housing business with the asset acquisition of Interim Quarters, Inc. ("IQ"). In December 1996, Globe increased its presence in this business with the asset acquisitions of Thomas J. Koch & Associates, Inc. ("TJK") and Guest Suites, Inc. ("GS").

         Corporate housing companies' assets consist primarily of accounts receivable, customer deposits and some minor furniture and fixed asset balances. Consequently, the purchase price for these businesses is allocated largely to goodwill and other intangibles. Cost of goodwill and other intangibles related to the fiscal 1997 corporate housing acquisitions approximated $10.4 million and is being amortized as a cost of rental revenues on a straight-line basis primarily over twenty years. Goodwill and intangibles amortization of $0.2 million in fiscal 1997 reduced the corporate housing gross profit margin by 1.8 points.

         The corporate housing businesses all have lower gross profit margins, as well as lower operating expenses as a percentage of sales, than Globe's furniture rental business. As a result, the Company's gross profit margin and operating expenses as a percentage of sales are both lower in fiscal 1997 than in the prior year. The combined corporate housing operating margin, since acquisition, was 8.3% compared to an operating margin of 12.2% for Globe's furniture rental business in fiscal 1997. As the Company integrates furniture rental and corporate housing, it may not be possible to determine separate operating margins.

         Globe plans to continue consolidating corporate housing, thereby capitalizing on the desire of many corporations to have a corporate housing company that can handle their needs nationally. With the fiscal 1997 acquisitions, Globe has become the market leader in three markets, with annualized corporate housing revenues in excess of $20 million. Globe is vying with a small number of corporate housing companies for the number two position in the industry.

         The Company believes that Oakwood Corporate Housing, the only national corporate housing company, perceives the Company as a competitor due to its entrance into the corporate housing market and therefore has started to move its furniture rental business to other vendors. Globe reported furniture rental revenues from Oakwood of approximately $1.5 million in fiscal year 1996 and $1.9 million in fiscal year 1997. However, a reduction in furniture rental revenues from Oakwood occurred during the last half of fiscal year 1997, subsequent to the Company's initial corporate housing acquisition. The fiscal year 1996 revenues approximated $0.7 million and $0.8 million in the first six months and second six months, respectively. Fiscal year 1997 revenues approximated $1.1 million and $0.8 million over the comparable periods.

         Additionally, two corporate housing customers in Portland, Oregon moved their business to a competitor which recently opened in this market. These two customers are multi-market operators who use this competitor in their other markets. These customers' combined annual furniture rental with the Company approximated $0.9 million and $0.6 million in fiscal years 1996 and 1997, respectively.

         It is possible that other corporate housing companies may transfer their furniture rental business to other vendors as Globe increases its presence in the corporate housing business.

         Due to the significant impact of the GranTree acquisition and the related GranTree Gross Profit Accounting Effects and the 1997 corporate housing acquisitions on the Company's operations and financial results, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

         The following table sets forth for the periods indicated certain furniture rental income statement data as a percentage of total revenues adjusted to exclude the historical GranTree Gross Profit Accounting Effects and the fiscal 1997 impact of the corporate housing acquisitions.

                                                       YEAR ENDED FEBRUARY 28/29,
                                         ------------------------------------------------------
                                          1993        1994         1995        1996       1997
                                          ----        ----         ----        ----       ----

  Total gross profit                      60.2%       63.8%        65.1%       64.3%       64.6%
  Operating expenses                      50.6        63.6         54.2        51.8        52.4
                                         -----       -----        -----       -----       -----
  Operating income                         9.6         0.2         10.9        12.5        12.2
  Interest/other                           5.6         3.3          5.7         4.9         1.8
                                         -----       -----        -----       -----       -----
  Income (loss) before taxes               4.0%       (3.1)%        5.2%        7.6%       10.4%
                                         =====      =======        ====       =====       =====

COMPARISON OF FISCAL YEARS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

         Total revenues of $67.5 million increased $17.2 million, or 34.2%, in fiscal 1997 from $50.3 million in fiscal 1996 due largely to five acquisitions completed during 1997. Excluding the corporate housing acquisitions, total revenues increased $5.4 million, or 10.8% in fiscal 1997 compared to fiscal 1996.

         Rental revenues of $52.7 million in fiscal 1997 increased $16.1 million, or 44.2%, from $36.6 million in fiscal 1996. Excluding the corporate housing acquisitions, rental revenue increased $4.4 million, or 11.9%, over the same period. The furniture rental acquisitions contributed $2.1 million or 5.9% of this growth. The remaining growth was driven by a 5.6% increase in the average monthly lease amount and a 2.2% increase in the average number of leases outstanding during the year.

         Sales revenues of $14.8 million increased $1.1 million, or 7.7%, in fiscal 1997 from $13.7 million in fiscal 1996. The furniture rental acquisitions contributed $0.8 million, or 5.8%, of this growth.

         Gross profit of $39.5 million in fiscal 1997 increased $5.6 million, or 16.5%, from $33.9 million in fiscal 1996 and declined as a percentage of revenues to 58.4% from 67.3% over the same period due primarily to the lower margins associated with the corporate housing revenues. Excluding corporate housing and the GranTree Gross Profit Accounting Effects, gross profit margin increased slightly to 64.6% in fiscal 1997 from 64.3% in fiscal 1996.

         Operating expenses of $31.7 million in fiscal 1997 increased $5.7 million, or 21.7%, from $26.0 million in fiscal 1996, but, as a percentage of total revenues declined to 46.9% from 51.8% over the same period as a result of corporate housing's lower operating expenses as a percentage of sales. Excluding the corporate housing acquisitions, operating expenses increased $3.2 million, or 12.3%, to 52.4% of sales in fiscal 1997 from 51.8% of sales in fiscal 1996 due primarily to higher warehousing costs and higher general and administrative costs related to operating as a public company since the February 1996 initial public offering.

         As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income remained flat at $7.8 million, but decreased to 11.5% of revenues in fiscal 1997 from 15.6% of revenues in fiscal 1996. However, excluding the GranTree Gross Profit Accounting Effects, operating income increased 23.1% to $7.8 million, or 11.5% of revenues, in fiscal 1997 from $6.3 million, or 12.5% of revenues, in fiscal 1996.

         Interest/other expense decreased $1.1 million, or 44.4%, to $1.4 million in fiscal 1997 from $2.5 million in fiscal 1996 and as a percentage of total revenues decreased to 2.0% from 4.9% over the same period. The decreased expense for fiscal 1997 was due primarily to lower interest rates on the outstanding debt, but also reflected a profit on the retirement of the GranTree debenture and the settlement of a lawsuit.

         Income before income taxes of $6.4 million in fiscal 1997 increased $1.0 million, or 19.0%, compared to fiscal 1996. Excluding the GranTree Gross Profit Accounting Effects, income before income taxes increased $2.6 million, or 66.4%, to $6.4 million in fiscal 1997 from $3.8 million in fiscal 1996.

         The Company's effective tax rate, which includes federal, state and local taxes, decreased to 38.8% in fiscal 1997 from 39.8% in fiscal 1996.

COMPARISON OF FISCAL YEARS ENDED FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

         Total revenues of $50.3 million increased $1.8 million, or 3.8%, in fiscal 1996 from $48.5 million in fiscal 1995. Rental revenues of $36.6 million in fiscal 1996 declined 0.4% from $36.7 million in fiscal 1995, due primarily to a 2.2% revenue decline in the former GranTree operations. Sales revenues of $13.7 million increased $2.0 million, or 16.8%, in fiscal 1996 from $11.7 million in fiscal 1995 reflecting a 30% growth in sales of new furniture, with the office component of new furniture sales growing 43%.

         Gross profit of $33.9 million for fiscal 1996 decreased $0.6 million, or 1.7%, from $34.5 million in fiscal 1995 and declined as a percentage of revenues to 67.3% from 71.1% over the same period. Excluding the GranTree Gross Profit Accounting Effects, gross profit margin declined to 64.3% in fiscal 1996 from 65.1% in fiscal 1995. The principal reason for this decline was a change in revenue mix as lower margin furniture retail revenues increased as a percentage of total revenues to 27.3% for fiscal 1996 from 24.3% for fiscal 1995.

         Operating expenses of $26.0 million in fiscal 1996 decreased 0.8% from $26.2 million in fiscal 1995. As a percentage of total revenues, expenses declined to 51.8% from 54.2% over the same period due to continued expense reduction, mainly associated with administrative and occupancy costs, at the former GranTree operations.

         As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income decreased 4.8% to $7.8 million, or 15.6%, of revenues in fiscal 1996 from $8.2 million, or 16.9%, of revenues in fiscal 1995. Excluding the GranTree Gross Profit Accounting Effects, operating income increased 19.3% to $6.3 million in fiscal 1996, from $5.3 million in fiscal 1995 and as a percentage of revenues increased to 12.5% in fiscal 1996 from 10.9% in fiscal 1995.

         Interest/other expense decreased $0.3 million, or 11.6%, to $2.5 million in fiscal 1996 from $2.8 million in fiscal 1995 and as a percentage of total revenues decreased to 4.9% from 5.7% over the same period. The decreased expense for fiscal 1996 was due primarily to $0.6 million of costs associated with a postponed initial public offering in fiscal 1995 partially offset by higher interest costs relating to increased borrowings in fiscal 1996.

         Income before income taxes of $5.4 million in fiscal 1996 decreased $69,000, or 1.3%, from fiscal 1995, and as a percentage of revenues declined to 10.7% in fiscal 1996 from 11.2% in fiscal 1995. Excluding the GranTree Gross Profit Accounting Effects, income before income taxes increased $1.3 million, or 53.7%, to $3.8 million, or 7.6% of revenues, in fiscal 1996 from $2.5 million, or 5.2% of revenues, in fiscal 1995.

         The Company's effective tax rate increased to 39.8% in fiscal 1996 from 38.3% in fiscal 1995, primarily as a result of certain tax adjustments recorded in fiscal 1996 that were related to prior periods.

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

         Effective December 16, 1996, the Company obtained a new $45.0 million line of credit which replaced the $30.0 million line of credit. Interest rates for this line of credit are based on a leverage formula, which is currently the lesser of the prime rate plus 50 basis points or LIBOR plus 225 basis points. At April 25, 1997, the line of credit provided up to $45.0 million, or the maximum available under borrowing base calculations ($35.6 million), of financing for the Company which will be available for acquisitions and general corporate purposes. The unused line of credit as of April 25, 1997 was $16.8 million.

         The term of the line of credit will expire on March 1, 1998, requiring full payment of the then outstanding balance. The Company expects to have other financing arrangements in place prior to this date.

         From June, 1996 through April, 1997, Globe used approximately $19.3 million from its line of credit, issued 169,000 shares of stock, issued $1.5 million of promissory notes and assumed certain liabilities in completing six asset acquisitions. (See note 2 to the consolidated financial statements for further discussion of these acquisitions.)

         The Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $21.8 million in fiscal 1997 and $19.9 million in fiscal 1996. These purchases funded increased balances in both furniture on rental and furniture on hand in fiscal 1997. The Company's furniture purchases typically are seasonally weighted to the first half of the year. Any temporary cash deficiencies resulting from the seasonal nature of these purchases are funded via the line of credit. As the Company's growth strategies are implemented, furniture purchases are expected to increase.

         Capital expenditures were $2.3 million, $0.6 million and $0.8 million in fiscal 1997, 1996 and 1995, respectively. The significant increase in fiscal 1997 is primarily attributable to development of a new computer system, partial construction of a new building in Indianapolis, Indiana and the opening of new stores in Irvine, California and Columbus, Ohio. Acquisitions of property and equipment financed through capital leases, and not reflected in the preceding capital expenditure data, were $0.2 million, $0.3 million and $0.3 million over the same periods.

         Costs to further develop the computer system and to complete the Indianapolis store will be incurred in the next 12 - 24 months. These expenses are anticipated to be approximately $2.5 million. Financing for construction of the store will approximate $1.5 million, while the computer system is expected to be financed through cash generated by operations. Remaining capital expenditures are expected to be comparable to the fiscal 1996 level and are expected to be funded by cash generated by operations, with any temporary cash deficiencies resulting from timing of these expenditures funded via the line of credit.

         The Company's cash flow has historically benefited from the use of net operating loss carryforwards. The Company paid no material Federal income tax until fiscal 1994 when the Company began paying alternative minimum tax. At February 28, 1997, Globe had alternative minimum tax credit carryforwards of $1.1 million that can be carried forward indefinitely.

         In fiscal 1997 and 1996, net cash provided by operations was $22.5 million and $18.4 million, respectively, generating $1.7 million and $2.0 million, respectively, less cash than was necessary to fund investing activities (excluding acquisitions), thus requiring use of the Company's credit facilities. The Company expects cash flow from operations plus the credit facilities to be sufficient to fund all of the Company's needs, other than significant acquisitions, for the foreseeable future. New financing arrangements will be needed to provide funding for future significant acquisitions.

INFLATION AND GENERAL ECONOMIC CONDITIONS

         Historically, the Company has been able to offset increases in furniture prices with increases in rental rates. Management believes that increases in new furniture prices have averaged less than the overall inflation rate over the last three years and expects this trend to continue.

         Management believes the Company will be able to offset future increases in leased housing unit rents and utilities with increases in rental rates.

                                     ITEM 8

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

Index to Financial Statements

Financial Statements:                                                             PAGE
                                                                                  ----

Report of Independent Accountants                                                  F-1

Consolidated Balance Sheet:
         February 29, 1996 and February 28, 1997                                   F-2

Consolidated Statement of Income:
         Years ended February 28, 1995, February 29, 1996 and                      F-3
         February 28, 1997

Consolidated Statement of Cash Flows:
         Years ended February 28, 1995, February 29, 1996 and                      F-4
         February 28, 1997

Consolidated Statement of Changes in Shareholders' Equity:
         Years ended February 28, 1995, February 29, 1996 and                      F-5
         February 28, 1997

Notes to Financial Statements                                                      F-6

Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts for the three
         years ended February 28, 1997                                             F-17

         All other schedules are omitted because they are not applicable or the required information is shown in the Company's financial statements or the notes thereto.

"Selected Quarterly Financial Data" has been included in Note 12 to Globe's Financial Statements.

                                     ITEM 9

          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          -----------------------------------------------------------
                           AND FINANCIAL DISCLOSURE
                           ------------------------

                                      None

                                    PART III
                                    --------

         The information required by the following Items will be included in Globe's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1997 Annual Meeting of Shareholders and is incorporated herein by reference:

         ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  --------------------------------------------------

         ITEM 11  EXECUTIVE COMPENSATION
                  ----------------------

         ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

         ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders of Globe Business Resources, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Globe Business Resources, Inc. and its subsidiaries at February 28, 1997 and February 29, 1996 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Cincinnati, Ohio
April 10, 1997

                         GLOBE BUSINESS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                    February 28/29,
                                                                ----------------------
                                                                  1996          1997
                                                                  ----          ----

ASSETS:
Cash                                                            $    133      $    717
Trade accounts receivable, less allowance for doubtful
  accounts of $327 and $460, respectively                          3,427         5,345
Other receivables                                                    103           342
Prepaid expenses                                                     509         1,504
Rental furniture, net                                             37,407        48,462
Property and equipment, net                                        2,675         4,907
Goodwill and other intangibles, net                                  -          10,243
Other, net                                                           207           258
                                                                --------      --------
    Total assets                                                $ 44,461      $ 71,778
                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                                $  3,473      $  4,012
Customer deposits                                                  1,189         1,343
Accrued compensation                                               1,569         1,762
Accrued taxes                                                        447           557
Deferred income taxes                                              1,793         2,901
Accrued interest payable                                             120           371
Other accrued expenses                                               633           480
Debt                                                              10,573        30,516
                                                                --------      --------
    Total liabilities                                             19,797        41,942
                                                                --------      --------

Common stock and other shareholders' equity
    Common stock, no par, 10,000,000 shares authorized,
      4,254,369 and 4,440,509 shares issued and outstanding       18,549        19,883
    Retained earnings                                             10,199        14,037
    Fair market value in excess of historical cost of
      acquired net assets attributable to related
      party transactions                                          (4,084)       (4,084)
                                                                --------      --------

    Total common stock and other shareholders' equity             24,664        29,836
                                                                --------      --------

    Total liabilities and shareholders' equity                  $ 44,461      $ 71,778
                                                                ========      ========



   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)

                                                  Years Ended February 28/29,
                                              ---------------------------------
                                               1995         1996         1997
                                               ----         ----         ----
Revenues:
  Rental sales                               $ 36,711     $ 36,580     $ 52,751
  Retail sales                                 11,740       13,717       14,769
                                             --------     --------     --------
                                               48,451       50,297       67,520
                                             --------     --------     --------
Costs and expenses:
  Cost of rental sales                          7,119        8,613       18,852
  Cost of retail sales                          6,867        7,818        9,218
  Warehouse and delivery                        6,581        6,675        8,291
  Occupancy                                     5,867        5,549        6,012
  Selling and advertising                       6,710        7,332        8,740
  General and administration                    7,090        6,484        8,653
                                             --------     --------     --------
                                               40,234       42,471       59,766
                                             --------     --------     --------

Operating income                                8,217        7,826        7,754

Other expenses (income):
  Interest expense                              2,169        2,338        1,640
  Other, net                                      614          123         (272)
                                             --------     --------     --------
                                                2,783        2,461        1,368

Income before income taxes                      5,434        5,365        6,386

Provision for income taxes                      2,079        2,136        2,478
                                             --------     --------     --------

Net income                                      3,355        3,229        3,908

Preferred stock dividends                         557          505          -
                                             --------     --------     --------

Net income applicable to common stock        $  2,798     $  2,724     $  3,908
                                             ========     ========     ========

Earnings per common share:

Net income                                   $   1.10     $   1.03     $   0.90
                                             ========     ========     ========

Weighted average number of common shares
  outstanding                                   2,553        2,650        4,336

   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                              Years Ended February 28/29,
                                                         --------------------------------------
                                                           1995           1996           1997
                                                           ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $   3,355      $   3,229      $   3,908
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Rental furniture depreciation                             3,879          4,741          6,055
  Other depreciation and amortization                         885            835          1,157
  Provision for losses on accounts receivable                 432             57            173
  Provision for deferred income taxes                         882          1,318          1,108
  Loss/(gain) on sale of property and equipment               (10)           (17)            44
  Book value of furniture sales and rental buyouts          8,572          9,637         11,832
  Changes in assets and liabilities:
    Accounts receivable                                      (668)          (437)        (1,587)
    Note receivable                                           -              100            -
    Other assets, net                                          13             24              9
    Prepaid expenses                                         (260)           161           (334)
    Accounts payable                                          891           (179)           394
    Customer deposits                                         (20)            18           (324)
    Accrued compensation                                      438           (156)           (35)
    Accrued taxes                                             507           (713)            11
    Accrued interest payable                                  (83)          (144)           251
    Other accrued expenses                                   (257)           (81)          (176)
                                                        ---------      ---------      ---------
      Net cash provided by operating activities            18,556         18,393         22,486
                                                        ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                             (19,390)       (19,853)       (21,845)
Purchases of property and equipment                          (755)          (560)        (2,377)
Proceeds from disposition of property and equipment            79             30              3
Acquired businesses, net of cash acquired                     (30)           -          (15,354)
Debenture retirement                                          -              -              (59)
                                                        ---------      ---------      ---------
      Net cash used in investing activities               (20,096)       (20,383)       (39,632)
                                                        ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreements              53,946         63,986        100,053
Repayments on the revolving credit agreements             (52,377)       (72,728)       (81,329)
Proceeds from term loans                                      750            -              -
Repayments of term loans                                     (750)           -              -
Repayments of other debt                                      (38)          (500)          (671)
Principal payments under capital lease obligations           (317)          (351)          (338)
Proceeds from issuance of preferred stock                     750            -              -
Proceeds from exercise of common stock options                -              -               15
Proceeds from issuance of common stock                        -           17,416            -
Redemption of preferred stock                                 -           (6,162)           -
Preferred stock dividends                                     -             (270)           -
                                                        ---------      ---------      ---------
      Net cash provided by financing activities             1,964          1,391         17,730
                                                        ---------      ---------      ---------

Net increase (decrease) in cash                               424           (599)           584
Cash at beginning of period                                   308            732            133
                                                        ---------      ---------      ---------
Cash at end of period                                   $     732      $     133      $     717
                                                        =========      =========      =========

Supplemental cash flow information:
  Cash paid for interest                                $   2,252      $   2,482      $   1,408
                                                        =========      =========      =========
  Cash paid for income taxes                            $     867      $   1,407      $   1,302
                                                        =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                      COMMON STOCK      PREFERRED STOCK            EXCESS
                                   -----------------    ---------------             FAIR
                                   OUTSTANDING        OUTSTANDING        RETAINED  MARKET
                                     SHARES   AMOUNT    SHARES   AMOUNT  EARNINGS  VALUE   TOTAL
                                     ------   ------    ------   ------  --------  -----   -----
Balance at February 28, 1994        1,811,785 $   633     1,000   $500  $ 4,677  $(4,084) $ 1,726
Stock dividend-preferred stock                                             (424)             (424)
Cash dividend (declared)
  -preferred stock                                                         (133)             (133)
Net income                                                                3,355             3,355
                                    ---------   -----     -----   ----  -------  -------   ------

Balance at February 28, 1995        1,811,785 $   633     1,000   $500  $ 7,475  $(4,084) $ 4,524
Stock dividend-preferred stock                                             (368)             (368)
Cash dividend-preferred stock                                              (137)             (137)
Stock issued in connection
  with initial public offering      1,708,604  17,416                                      17,416
Preferred stock converted to
  common stock in connection
  with initial public offering         46,751     500    (1,000)  (500)                      -
Exercise of warrant to purchase
  common stock in connection
  with initial public offering        687,229

Net income                                                                3,229             3,229
                                    --------- -------     -----   ----  -------  -------  -------

Balance at February 29, 1996        4,254,369 $18,549      -      $-    $10,199  $(4,084) $24,664
Stock issued in connection
  with acquisitions (see Note 2)      169,000   1,324                                       1,324
Exercise of options, net of
  tax effects                          17,140      10                       (70)              (60)
Net income                                                                3,908             3,908
                                    --------- -------     -----   ----  -------  -------  -------

Balance at February 28, 1997        4,440,509 $19,883      -      $-    $14,037  $(4,084) $29,836
                                    ========= =======     =====   ====  =======  =======  =======




   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------

NATURE OF BUSINESS AND COMMENCEMENT OF OPERATIONS

         Globe Business Resources, Inc., formerly known as Globe Furniture Rentals, Inc., commenced operations on March 1, 1989 with the acquisition of certain assets and assumption of certain liabilities of the former Globe Furniture Rentals, Inc. and Globe Furniture Rental of Tri-County, Inc. (collectively, the Selling Corporations). The transaction was accounted for as a purchase. Certain shareholders of the Company (either directly or through related party relationships) also had a 50% ownership in the Selling Corporations. Consequently, only 50% of the amount by which the fair market values of the net assets acquired exceeded their historical basis was considered in establishing the carrying value of the net assets. The remaining 50% of such excess was accounted for as a $4,084 reduction of shareholders' equity.

         The Company rents and sells furniture in the high-end rental market to a diversified base of commercial and residential customers in the midwestern and western United States. Additionally, the Company provides fully furnished short-term housing through an inventory of leased housing units to temporarily assigned corporate personnel, new hires, trainees, consultants, government employees and other individuals in Missouri, North Carolina and Texas.

PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions are eliminated.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of accounts receivable, other assets, accounts payable, accrued expenses and debt approximate fair value.

RENTAL FURNITURE

         Rental furniture is stated at cost and depreciated on a straight-line basis at a rate of 1% per month, which is designed to approximate an estimated useful life of four years with provision for a 50% residual value.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Capitalized interest was $0, $0, and $15 in fiscal 1995, 1996 and 1997, respectively. Depreciation expense is provided on a straight-line basis over estimated useful lives of three to ten years. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases. Expenditures that enhance or extend the useful lives of the assets involved are capitalized. Maintenance and repair expenditures are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", which was adopted in fiscal year 1997. The implementation of this Statement did not have a material impact on the Company's financial statements.

GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangibles are amortized on a straight-line basis over periods ranging from three to twenty years. The Company periodically reviews goodwill and other intangibles and impairments will be recognized if a permanent decline in value has occurred. Accumulated amortization of goodwill and other intangibles was $0, $0, and $225 at fiscal year-end 1995, 1996 and 1997, respectively.

REVENUE RECOGNITION

         Leases of furniture generally have an initial term of three to six months in duration and can be extended by the customer on a month-to-month basis. Leased housing unit rentals vary in terms from a few days to several months. Furniture rentals and leased housing unit rentals are accounted for as operating leases, and revenue is recorded in the month earned. For sales of furniture, as well as rental buyouts, revenue and related cost of sales are recorded when the furniture is delivered or taken off lease.

ADVERTISING

         The costs of advertising are generally expensed as incurred.

OTHER EXPENSES

         Other expenses are mainly comprised of interest charges except for the year ended February 28, 1995 where the Company also incurred $611 of costs associated with a postponed initial public stock offering.

INCOME TAXES

         In accordance with SFAS No. 109, "Accounting for Income Taxes", deferred taxes are provided for all differences between the financial statement basis and the tax basis of assets and liabilities using the enacted tax rate. A valuation allowance is provided for deferred tax assets which are more likely than not unrealizable.

EARNINGS PER SHARE

         Earnings per share for fiscal 1995 and 1996 were determined by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Outstanding stock options and warrants are common stock equivalents. Net income applicable to common stock is net income reduced by preferred stock dividends.

         Earnings per share for fiscal 1997 were determined by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Outstanding stock options are not included as common stock equivalents as the exercise would not cause a dilutive effect in excess of 3%.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     Supplemental earnings per common share for the year ended February 29, 1996 is $0.92. Supplemental earnings per common share is computed as if the repayment of $10,984 of debt, the payment of accrued dividends and redemption of preferred stock of $6,432, and the exchange of preferred stock of $500 concurrent with the initial public offering, had occurred on March 1, 1995 and the number of common shares needed to fund such transactions were issued on that same date. Net income used in computing supplemental earnings per common share excludes the historical preferred stock dividends and interest expense applicable to the preferred stock redeemed and exchanged and the debt repaid.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which is required to be adopted in fiscal year 1998. The implementation of this Statement is not anticipated to have a material impact on the Company's reported earnings per share.

USE OF ESTIMATES

     The financial statements, which are prepared in conformity with generally accepted accounting principles, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

STOCK OPTION PLAN

     The Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", in accounting for its employee stock options and has not recognized compensation expense for those options granted in the year ended February 28, 1997. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to adopt the disclosure only provisions. (See Note 8 for further information.)

NOTE 2--ACQUISITIONS:
---------------------

     On June 13, 1996, Globe acquired substantially all the assets of privately-owned Interim Quarters, Inc. ("IQ") for $5,700 in cash, 85,700 shares of Globe common stock and Globe's assumption of certain liabilities. Liabilities assumed included bonuses payable to current IQ employees amounting to 13,300 shares of Globe common stock. IQ, based in Dallas, Texas, provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. IQ maintains an inventory of approximately 800 leased housing units in the Dallas/Ft. Worth metropolitan area and had annual revenues of approximately $11 million for the year ended December 31, 1995.

     On June 19, 1996, Globe acquired substantially all the assets of privately-owned Instant Office Furniture, Inc. ("IO") for approximately $700 in cash. IO, based in Costa Mesa, California, rents and sells office furniture to a variety of customers in southern California. Annual revenues are approximately $1 million.

     On October 3, 1996, Globe acquired all furniture rental contracts and various other assets of privately-owned Apartment Furniture Rental, Inc. ("AFR") for approximately $4,400 in cash and a $300 promissory note. Globe also purchased affiliated real estate for $300 in cash on January 9, 1997. AFR, based in Detroit, Michigan, rents and sells residential furniture and has annual revenues of approximately $5 million.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     On December 16, 1996, Globe acquired substantially all the assets and assumed certain liabilities of two privately-owned corporate housing companies.

     Thomas J. Koch & Associates, Inc.("TJK"), based in Charlotte, North Carolina, was acquired for $3,600 in cash, a $1,200 promissory note and 70,000 shares of Globe common stock. TJK maintains an inventory of approximately 400 leased housing units which are used to provide short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. Annual revenues are approximately $7 million.

     Guest Suites, Inc. ("GS"), based in Raleigh, North Carolina, was acquired for approximately $1,500 in cash plus contingent consideration not to exceed $900, payable in the first quarter of fiscal year 2000. GS maintains an inventory of approximately 150 leased housing units which are used to provide short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. Annual revenues are approximately $3 million.

     In accordance with APB No. 16, all acquisitions were accounted for using the purchase method.

     The purchase price allocation for IQ, IO, AFR, TJK and GS is as follows:

        Cash, receivables and prepaids                                  $2,220
        Rental furniture                                                 7,097
        Property and equipment                                             834
        Other assets                                                        40
        Goodwill and other intangibles                                  10,468
                                                                        ------
                                                                        20,659
           Liabilities assumed                                          (3,165)
                                                                       -------
                                                                       $17,494
                                                                       =======

         The following table sets forth certain income statement data on an unaudited proforma basis, as if IQ, IO, AFR, TJK and GS were acquired at the beginning of the periods indicated.

                                              Twelve Months Ended
                                              -------------------
                                                February 28/29,
                                              -------------------
                                              1996           1997
                                              ----           ----

Total Revenue                                $76,992      $82,877
Net Income                                     4,622        4,957
Earnings per common share                    $  1.46      $  1.12
Weighted average number of common shares
 outstanding                                   2,819        4,436

SUBSEQUENT EVENT (UNAUDITED):
-----------------------------

         On April 28, 1997, Globe acquired substantially all the assets of privately-owned The Hotel Alternative, Inc. ("THA") for $3,400 in cash, the assumption of certain liabilities and contingent consideration consisting of up to 50,000 shares of Globe common stock, currently held in escrow, issuable in the first quarter of fiscal year 1999 and up to $1,000 payable in the fourth quarter of fiscal year 1998. THA, with operations in Seattle, Washington and Portland, Oregon, provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. THA maintains an inventory of approximately 500 leased housing units and had annual revenues of approximately $6 million for the year ended December 31, 1996.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 3--GRANTREE DEBENTURE:
---------------------------

         Effective January 4, 1993, the Company acquired all of the outstanding stock of GranTree Corporation. In March 1991, GranTree filed for Chapter 11 bankruptcy, and in March 1992, a plan of reorganization was confirmed by the U.S. Bankruptcy Court. As part of the bankruptcy proceedings, GranTree issued a non-interest bearing convertible debenture in the principal amount of ten dollars. Globe had purchased an interest of approximately 73% of this debenture prior to February 1994. This debenture was convertible until March 31, 1996 into 20% of GranTree's common stock issued and outstanding after the conversion. In February 1996, GranTree gave notice to Fleet National Bank ("Fleet"), the record holder of the debenture and Agent for the parties holding a beneficial interest in the debenture, that the expiration of the debenture conversion period and debenture maturity date would occur on March 31, 1996. Fleet provided the required notice to all parties having a beneficial interest in the debenture of the March 31, 1996 expiration of the conversion period and debenture maturity date. The debenture was not converted and was subsequently retired in April 1996.

NOTE 4--RENTAL FURNITURE:
-------------------------

                                                             FEBRUARY 28/29,
                                                          --------------------
                                                           1996         1997
                                                           ----         ----

Furniture on rental                                      $ 30,814     $ 39,509
Furniture on hand                                          12,811       16,808
                                                         --------     --------
                                                           43,625       56,317

Accumulated depreciation                                   (6,218)      (7,855)
                                                         --------     --------
                                                         $ 37,407     $ 48,462
                                                         ========     ========

NOTE 5--PROPERTY AND EQUIPMENT AND LEASES:
------------------------------------------

Property and equipment consists of the following:

                                                            FEBRUARY 28/29,
                                                          ------------------
                                                          1996         1997
                                                          ----         ----

  Land                                                   $   -        $   370
  Buildings                                                  -            277
  Leasehold improvements                                   2,192        2,347
  Delivery equipment                                         780        1,249
  Office and store equipment                               1,484        1,928
  Assets under capital lease (primarily delivery and
    computer equipment)                                    1,469        1,622
  Construction in progress                                   101        1,266
                                                         -------      -------
                                                           6,026        9,059
Accumulated depreciation and amortization                 (3,351)      (4,152)
                                                         -------      -------
                                                         $ 2,675      $ 4,907
                                                         =======      =======

         The Company leases certain real property and equipment under operating leases from unrelated third parties and from certain of the Company's shareholders. Lease terms range from one to ten years. Rental expense was $3,586, $3,459 and $3,703 in 1995, 1996 and 1997, respectively.

         Acquisition of assets financed through capital leases totaled $261, $265 and $153 in 1995, 1996 and 1997, respectively.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Minimum future rentals under noncancelable capital and operating leases at February 28, 1997 are as follows:

                                                               OPERATING LEASES
                                                              -------------------
                                                CAPITAL       RELATED    UNRELATED
                                                LEASES        PARTIES     PARTIES         TOTAL
                                                ------        -------     -------         -----

1998                                           $    323      $    755     $  3,071      $  4,149
1999                                                182           755        2,607         3,544
2000                                                 50           226        1,631         1,907
2001                                                 45           110        1,218         1,373
2002                                                -             -            465           465
Thereafter                                          -             -            242           242
                                               --------      --------     --------      --------
Total minimum lease payments                        600         1,846        9,234        11,680
Amounts receivable from sublease                    -             -           (231)         (231)
                                               --------      --------     --------      --------
Minimum future lease obligations                    600      $  1,846     $  9,003      $ 11,449
                                                             ========     ========      ========
Amount representing interest                        (59)
                                               --------
Present value of capital lease obligations     $    541
                                               ========

NOTE 6 -- DEBT:
--------------

Outstanding debt consists of:

                                                                FEBRUARY 28/29,
                                                             ---------------------
                                                               1996         1997
                                                               ----         ----
The Fifth Third Bank, PNC Bank, KeyBank and
  Fountain Square Commercial Funding Corp.
  revolving note,  average interest of 7.16%
  and 7.59%, respectively                                    $ 9,830       $28,554

6.0% note payable to seller of acquired
  business, payable in monthly installments,
  due December 31, 2000                                         -            1,150

7.5% note payable to seller of acquired
  business, payable in monthly installments,
  due November 2, 1998                                          -              271

Capital lease obligations                                        743           541
                                                             -------       -------
                                                             $10,573       $30,516
                                                             =======       =======

         In February 1996, the Company raised net proceeds of approximately $17.4 million in an initial public offering of its common stock. The Company used those proceeds to pay a portion of the Company's outstanding bank debt and redeem all outstanding shares of the Company's redeemable preferred stock plus accrued dividends. At the completion of the initial public offering, a new $30 million line of credit replaced the credit agreement in place at that time. Effective December 16, 1996, the Company obtained a new $45 million line of credit (the 1996 Credit Agreement) which replaced the $30 million line. Interest rates for this line of credit are based on a leverage formula, which is currently the lesser of the prime rate plus 50 basis points or LIBOR plus 225 basis points. At February 28, 1997, the 1996 Credit Agreement provided a total unused credit facility of approximately $16 million. Borrowings under the 1996 Credit Agreement are permitted up to the lesser of $45 million or the maximum available under borrowing base calculations ($35.8 million at February 28, 1997) and are secured by eligible furniture, leases and accounts receivable. The borrowing base calculation is based on a multiple of eligible rent roll, a percentage of eligible furniture on hand and a percentage of eligible retail receivables. Unused facility fees are payable at 0.375% per year. The term of the 1996 Credit Agreement will expire on March 1, 1998.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The 1996 Credit Agreement contains covenants that limit the amount of dividends or distributions the Company can pay on its common stock and the amount of its own stock the Company can repurchase. The Company may pay dividends or distributions on its common stock or repurchase shares of its common stock so long as the aggregate amount is not in excess of $2 million in any fiscal year. Any portion of such $2 million which is not utilized in the fiscal year ending February 28, 1997 will be available for utilization during the next fiscal year in addition to the $2 million already available for that year.

         The aggregate payments of debt outstanding at February 28, 1997 for the next five fiscal years are summarized as follows:

                   1998                                       $   676
                   1999                                        29,202
                   2000                                           345
                   2001                                           293
                   2002                                            -
                                                              -------
                                                              $30,516
                                                              =======

SUBSEQUENT EVENT:
-----------------

         Effective March 13, 1997, the Company obtained a $1.5 million mortgage note with The Fifth Third Bank to fund the construction of a showroom/clearance center/warehouse facility. The note is secured by the real estate and building. Interest is at the prime rate and will be due monthly starting May 1, 1997. This construction loan expires September 1, 1997, at which time the Company anticipates replacing it with permanent financing.

NOTE 7--SHAREHOLDERS' EQUITY:
-----------------------------

         In February 1996, the Company sold, in an initial public offering ("IPO"), 1,708,604 shares of the Company's common stock no par value on the Nasdaq National Market. In addition, a warrant to purchase 687,229 shares of the Company's common stock was exercised by BancBoston Ventures Inc. for its nominal exercise price and such shares were included in the IPO. Also, concurrent with the IPO, all of the shares of the series D preferred stock were exchanged for 46,751 shares of common stock.

         The IPO raised net proceeds of $17,416 after related costs of $858. The proceeds were used to repay a portion of outstanding debt and to pay accrued dividends and redeem preferred stock held by the Company's principal shareholders.

         One hundred thousand authorized but unissued shares of preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine without any approval of shareholders.

NOTE 8--STOCK OPTIONS:
----------------------

         Nonqualified options to purchase shares of the Company's common stock were granted to certain key employees of the Company in April 1989, 1990 and 1992 under separate stock option agreements with these employees. Such options were granted at a price equal to the market value at the date of grant. The options expire ten years after the date of grant. As of February 29, 1996, options to purchase 49,586 shares were exercisable. Of these options, 30,514 were exercisable at $0.35 per share and 19,072 were exercisable at $1.03 per share. During fiscal 1997, options to purchase 15,257 shares at $0.35 per share and 9,536 at $1.03 per share were exercised. As of February 28, 1997, options to purchase 24,793 shares, 15,257 at $0.35 per share and 9,536 at $1.03 per share, were exercisable.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Effective January 11, 1996 the Company established a new stock option plan (the 1996 Plan) which provides for the grant of options to purchase up to 200,249 shares of Common Stock. The 1996 Plan is administered by the Compensation Committee of the Company's Board of Directors. The Committee intends to grant options at prices which are at least 95% of the market value at the date of grant. The maximum number of shares with respect to which options may be granted to any employee during each fiscal year of the Company is 19,071. Options under the 1996 Plan become exercisable at the rate of 25% per year commencing one year after grant or as determined by the Committee and expire ten years after date of grant. The 1996 Plan provides for the grant of both incentive stock options and nonqualified stock options.

         In March 1996, options to purchase 94,000 shares of the Company's common stock were granted under the 1996 Plan at the initial public offering price of $11.50. The exercise price of all but 12,000 of these options was modified to $8.00 per share in November, 1996. At the same time, options to purchase an additional 55,000 shares of the Company's common stock were granted under the 1996 Plan at an exercise price of $8.00 per share.

         During fiscal 1997, 22,000 options were canceled per the terms of the 1996 Plan. At February 28, 1997, options to purchase 127,000 shares of common stock were outstanding but not exercisable and 73,249 shares were available for grant.

         The following information presents the disclosure of certain data as required by SFAS No. 123, "Accounting for Stock-Based Compensation".

                                                         Weighted
                                            Number of     Average
                                              Shares       Price
                                            ---------    --------

Options outstanding at February 28, 1994       74,379      $0.61
                                             --------      -----
  Granted                                           0
  Canceled                                          0
  Exercised                                         0

Options outstanding at February 28, 1995       74,379      $0.61
                                             --------      -----

  Granted                                           0
  Canceled                                    (24,793)     $0.61
  Exercised                                         0

Options outstanding at February 29, 1996       49,586      $0.61
                                             --------      -----

  Granted                                     149,000      $8.28
  Canceled                                    (22,000)     $8.00
  Exercised                                   (24,793)     $0.61

Options outstanding at February 28, 1997      151,793      $7.07
                                             --------      -----

         The fair value of each option granted during fiscal 1997 is estimated using the Black-Scholes option-pricing model assuming: (1) average risk-free interest rate of 6.08%, (2) expected life of 5 years, (3) expected volatility of 40% and (4) no dividend yield.

         The weighted average fair value of the options granted under the 1996 Plan is $4.38.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The following tables summarize stock options outstanding and exercisable at February 28, 1997:

                               Options Outstanding
------------------------------------------------------------------------------
                                       Weighted Average
   Range of             Options      Remaining Contractual     Weighted Average
Exercise Prices       Outstanding            Life               Exercise Price
---------------       -----------    ---------------------      --------------

$0.35 - $1.03           24,793             3.23 yrs.                $ 0.61
    $ 8.00             115,000             9.32 yrs.                $ 8.00
    $11.50              12,000             9.02 yrs.                $11.50

$0.35 - $11.50         151,793             8.30 yrs.                $ 7.07


                                Options Exercisable
              ------------------------------------------------------
                 Range of             Options        Weighted Average
              Exercise Prices       Exercisable       Exercise Price
              ---------------       -----------       --------------

              $0.35 - $1.03           24,793              $ 0.61


         Had compensation expense been recorded for 1995, 1996 and 1997 grants for stock-based compensation plans in accordance with the provisions of SFAS No. 123, the Company would have reported net income and earnings per share as follows:

                                             1995          1996           1997
                                             ----          ----           ----
Net Income applicable to common stock:
  As reported                               $2,798        $2,724         $3,908
  Pro forma                                 $2,798        $2,724         $3,810

Earnings per common share
  As reported                               $ 1.10        $ 1.03         $ 0.90
  Pro forma                                 $ 1.10        $ 1.03         $ 0.88

NOTE 9--INCOME TAXES:
---------------------

         The components of income tax expense for the years ended February 28, 1995, February 29, 1996 and February 28, 1997 are as follows:

                                 FEBRUARY 28/29,
                          ----------------------------
                           1995       1996       1997
                           ----       ----       ----

Current                   $  776     $  597     $1,067
Deferred                     746      1,161        992
State and local taxes        557        378        419
                          ------     ------     ------
                          $2,079     $2,136     $2,478
                          ======     ======     ======

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Deferred tax assets and liabilities consist of the following:

                                                            FEBRUARY 28/29,
                                                         --------------------
                                                           1996         1997
                                                           ----         ----
Deferred assets:
  Net operating loss (NOL) carryforwards                 $     7      $     0
  Alternative minimum tax (AMT) credit carryforwards       1,418        1,133
  Deferred state taxes                                       148          192
  Accruals                                                   399          539
  Excess GranTree tax basis                                  330          330
  Capitalized reorganization costs                           299          299
  Other                                                      181           85
                                                         -------      -------
                                                           2,782        2,578
Deferred liabilities:
  Depreciation and other                                  (4,243)      (5,147)
                                                         -------      -------
Net deferred liability                                    (1,461)      (2,569)
Valuation allowance                                         (332)        (332)
                                                         -------      -------
Liability reflected in balance sheet                     $(1,793)     $(2,901)
                                                         =======      =======

     A reconciliation of the effective tax rate to the statutory federal tax rate is summarized as follows:

                                                            FEBRUARY 28/29,
                                                  --------------------------------
                                                    1995         1996        1997
                                                    ----         ----        ----

Federal income taxes at 34% statutory rate        $ 1,848      $ 1,824     $ 2,171
State and local taxes, net of federal benefit         278          249         267
Permanent differences                                  22           37          16
Other                                                 (69)          26          24
                                                  -------      -------     -------
Provision for income taxes                        $ 2,079      $ 2,136     $ 2,478
                                                  =======      =======     =======

         At February 28, 1997, Globe had AMT credit carryforwards of $1,133, which can be carried forward indefinitely.

         As a result of the initial public offering and the subsequent ownership change of the Company by more than 50%, the annual utilization of the AMT credit carryforward is limited. The Company incurred the alternative minimum tax for fiscal 1996 and began using the alternative minimum tax carryforward in fiscal 1997.

         The tax basis of GranTree's net assets at the date of its acquisition by Globe exceeded the financial reporting basis. However, income tax regulations limit the portion of such excess basis that can be deducted for income tax purposes. The Company currently estimates that approximately $971 of the total excess tax basis will be available as tax deductions to offset GranTree taxable income beginning in 1998.

         The valuation allowance primarily relates to the capitalized reorganization costs, which can only be realized upon disposition of GranTree.

NOTE 10--401(k) PLANS:
----------------------

         GranTree maintained a defined contribution benefit plan and, in 1993, Globe established a separate defined contribution benefit plan. These plans covered substantially all full-time employees. The Company matched 25% of the first 4% contributed by Globe employees and the first 3% contributed by GranTree employees, who could elect to contribute up to 15% and 16% of compensation to the Globe plan and GranTree plan, respectively.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         As of January 1, 1995 the Company established a single plan for the employees of both Globe and GranTree. All assets from the prior plans were placed into this plan. An employee must complete one year of service and attain the age of 21 to be eligible to participate in the plan. To satisfy the required period of service, an employee must complete at least 1,000 hours of service during a consecutive twelve month period. Eligible employees may elect to have between 1% and 15% of their before-tax pay contributed to the plan. The Company will make a matching contribution of 25 cents on each dollar contributed by a participant up to 4% of a participant's total pay. Participants become vested in the Company contributions to the extent of 10% after one year, 25% after two years, 45% after three years, 70% after four years, and 100% after five years.

         Expense related to these plans was $50, $82 and $58 in 1995, 1996 and 1997, respectively.

NOTE 11--RELATED PARTY TRANSACTIONS:
------------------------------------

         The Company leases certain real property and equipment under operating leases from certain of the Company's officers and directors. Lease terms range from one to ten years. Related party rental expenses were $746, $756 and $771 in 1995, 1996 and 1997, respectively. The Company purchases furniture from and sells furniture to a company owned by one of the Company's directors at cost. The Company believes that this arrangement serves as a convenience to both parties' operations in Cincinnati, Ohio. Furniture purchases from this company totaled $21, $20 and $18 in 1995, 1996 and 1997, respectively. Furniture sales to this company totaled $44, $11 and $1 in 1995, 1996 and 1997, respectively.

         The Company had a consulting agreement with a former owner of the Selling Corporations (who is currently a director of the Company) which required monthly payments of approximately $10 (annual payments of $125) through April 1994. In addition the Company made a $10 consulting payment to the same shareholder in fiscal 1996.

         In connection with the acquisition of GranTree, the Company made a relocation loan of $100 to an officer and shareholder. After one year interest free, the note bore interest at the prime rate. The note and accrued interest were paid in fiscal 1996.

NOTE 12--QUARTERLY INFORMATION (UNAUDITED):
-------------------------------------------

         Quarterly Operating Results - The following are quarterly results of consolidated operations for fiscal 1996 and fiscal 1997 (in thousands except per share data).

                                1ST         2ND         3RD         4TH
                                QUARTER     QUARTER     QUARTER     QUARTER      TOTAL
                                -------     -------     -------     -------      -----

FISCAL YEAR ENDED
 FEBRUARY 29, 1996
 -----------------

  Revenues                      $12,262     $12,960     $13,064     $12,011     $50,297
  Gross profit                    8,317       9,099       9,043       7,407      33,866
  Operating income                1,792       2,506       2,335       1,193       7,826
  Net income                        722       1,107         998         402       3,229
  Earnings per common share     $  0.23     $  0.38     $  0.34     $  0.10     $  1.03

FISCAL YEAR ENDED
 FEBRUARY 28, 1997
 -----------------
  Revenues                      $13,113     $17,710     $17,604     $19,093     $67,520
  Gross profit                    8,443      10,178      10,152      10,677      39,450
  Operating income                1,555       2,184       2,082       1,933       7,754
  Net income                        824       1,123       1,046         915       3,908
  Earnings per common share     $  0.19     $  0.26     $  0.24     $  0.21     $  0.90

                  GLOBE BUSINESS RESOURCES, INC. - CONSOLIDATED
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)

                                   Balance     Charged          Charged
                                      At     (Credited) to    (Credited) to              Balance at
                                  Beginning    Cost and          Other                     End of
Description                       of Period    Expenses         Accounts      Deductions   Period
-----------                       ---------    --------         --------      ----------   ------

Allowance for doubtful accounts:
  Year ended February 28, 1995     $ 251        $ 432             $  -           $ 236      $ 447
  Year ended February 29, 1996       447           57                -             177        327
  Year ended February 28, 1997       327          173                -              40        460


                                  Balance       Charged
                                    At       (Credited) to                Balance at
                                 Beginning       Other                      End of
Description                      of Period      Accounts     Deductions     Period
-----------                      ---------   -------------   ----------   ----------
FAS 109 Valuation Allowance:
  Year ended February 28, 1995     $ 299         $   -         $ -           $ 299
  Year ended February 29, 1996       299            33           -             332
  Year ended February 28, 1997       332             -           -             332

                                     PART IV
                                     ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      Documents filed as part of this Report:

         1.       Financial Statements are included in Part II, Item 8.

         2.       Financial Statement Schedules are included in Part II, Item 8.

         3.       Exhibits - see Exhibit Index.

(b)      Reports on Form 8-K filed during the fourth quarter of fiscal 1997:
         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Globe Business Resources, Inc.

                                        By:   /s/ David D. Hoguet
                                              -----------------------------
                                              David D. Hoguet
                                              Chief Executive Officer

Signed:  May 2, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Capacity                            Date
---------                                   --------                            ----

/s/ David D. Hoguet
------------------------------
David D. Hoguet                             Director                            May 2, 1997

/s/ Blair D. Neller
------------------------------
Blair D. Neller                             Director                            May 2, 1997

/s/ Alvin Z. Meisel
------------------------------
Alvin Z. Meisel                             Director                            May 2, 1997

/s/ William R. Griffin
------------------------------
William R. Griffin                          Director                            May 2, 1997

/s/ Thomas C. Parise
------------------------------
Thomas C. Parise                            Director                            May 2, 1997

                                            Senior Vice President-
/s/ Sharon G. Kebe                          Finance and Treasurer
------------------------------           (Principal Financial Officer)          May 2, 1997
Sharon G. Kebe

                         GLOBE BUSINESS RESOURCES, INC.
                                INDEX TO EXHIBITS

Number            Exhibit Description
------            -------------------

3.1               Amended and Restated Articles of Incorporation of the
                  Registrant *

3.2               Code of Regulations of the Registrant *

4.1               Form of Stock Certificate *

10.1 Amended and Restated Credit Agreement among the Registrant, GranTree Corporation, The Fifth Third Bank, PNC Bank and Society National Bank dated as of February 28, 1996 *

10.2 Amended and Restated Credit Agreement among the Registrant, GranTree Corporation, Interim Quarters, LTD., Corporate Stay International, Inc., The Fifth Third Bank, PNC Bank, KeyBank National Bank and Fountain Square Commercial Funding Corp. dated as of December 16, 1996

10.3 Tax Allocation Agreement for Registrant and its subsidiaries dated as of December 31, 1992 *

10.4              1996 Stock Option Plan *

10.5              GranTree Corporation Convertible Debenture due 1996 *

10.6              Amended Severance Agreement for David D. Hoguet *

10.7              Amended Severance Agreement for Blair D. Neller *

11                Computation of earnings per common share

21                Subsidiaries of the registrant

23                Consent of Price Waterhouse LLP

27                Financial data schedule

99                Safe Harbor

* Incorporated by reference to Registration No. 33-99894