Form 10-Q
period 1997-05-31
GLOBE BUSINESS RESOURCES INC
filed 1997-07-10
CIK 1004571

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997         Commission File No. 0-27682


                         GLOBE BUSINESS RESOURCES, INC.

Incorporated under the                                     IRS Employer
    laws of Ohio                                  Identification No. 31-1256641

                             1925 Greenwood Avenue
                              Cincinnati, OH 45246
                             Phone: (513) 771-8221

                                 --------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         As of July 3, 1997, 4,443,009 shares of the Registrant's common stock, no par value, were outstanding.

                                 --------------

================================================================================

                         GLOBE BUSINESS RESOURCES, INC.
                           INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            Page No.
                                                                            --------
PART I. FINANCIAL INFORMATION

        Item 1.  Consolidated Financial Statements

                 Consolidated Balance Sheet -                                  3
                 May 31, 1997 and February 28, 1997

                 Consolidated Statement of Income -                            4
                 Three months ended May 31, 1997 and 1996

                 Consolidated Statement of Cash Flows -                        5
                 Three months ended May 31, 1997 and 1996

                 Notes to Consolidated Financial Statements                    6

        Item 2.  Management's Discussion and Analysis of                       9
                 Financial Condition and Results of Operations

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                            13

        Item 2.  Changes in Securities                                        13

        Item 3.  Defaults Upon Senior Securities                              13

        Item 4.  Submission of Matters to a Vote of Security Holders          13

        Item 5.  Other Information

        Item 6.  Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                          13

                         PART I - FINANCIAL INFORMATION

                         GLOBE BUSINESS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                                        May 31,       February 28,
                                                                         1997             1997
                                                                        -------       ------------
                                                                      (Unaudited)
ASSETS:
Cash                                                                    $   701          $   717
Trade accounts receivable, less allowance for doubtful
  accounts of $646 and $460, respectively                                 6,062            5,345
Other receivables                                                           103              342
Prepaid expenses                                                          1,558            1,504
Rental furniture, net                                                    50,431           48,462
Property and equipment, net                                               6,501            4,907
Goodwill and other intangibles, net                                      12,927           10,243
Other, net                                                                  279              258
                                                                        -------          -------
  Total assets                                                          $78,562          $71,778
                                                                        =======          =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                                        $ 4,260          $ 4,012
Customer deposits                                                         1,702            1,343
Accrued compensation                                                      1,562            1,762
Accrued taxes                                                             1,259              557
Deferred income taxes                                                     2,953            2,901
Accrued interest payable                                                    377              371
Other accrued expenses                                                      616              480
Debt                                                                     34,835           30,516
                                                                        -------          -------
  Total liabilities                                                      47,564           41,942
                                                                        -------          -------

Common stock and other shareholders' equity:
  Common stock, no par, 10,000,000 shares authorized,
    4,440,509 shares issued and outstanding                              19,883           19,883
  Retained earnings                                                      15,199           14,037
  Fair market value in excess of historical cost of
    acquired net assets attributable to related
    party transactions                                                   (4,084)          (4,084)
                                                                        -------          -------
  Total common stock and other shareholders' equity                      30,998           29,836
                                                                        -------          -------
  Total liabilities and shareholders' equity                            $78,562          $71,778
                                                                        =======          =======

   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                     (In thousands, except per share data)

                                                                     For the three months ended,
                                                                     --------------------------
                                                                       May 31,          May 31,
                                                                        1997             1996
                                                                     -----------       --------
                                                                     (Unaudited)
Revenues:
     Rental sales                                                      $18,392          $ 9,430
     Retail sales                                                        3,800            3,683
                                                                       -------          -------
                                                                        22,192           13,113
                                                                       -------          -------
Costs and expenses:
     Cost of rental sales                                                7,957            2,467
     Cost of retail sales                                                2,415            2,203
     Warehouse and delivery                                              2,496            1,785
     Occupancy                                                           1,667            1,389
     Selling and advertising                                             2,311            1,868
     General and administration                                          2,793            1,846
                                                                       -------          -------
                                                                        19,639           11,558
                                                                       -------          -------
Operating income                                                         2,553            1,555
Other expenses (income):
    Interest expense                                                       601              224
    Other, net                                                              46              (25)
                                                                       -------          -------
                                                                           647              199

Income before income taxes                                               1,906            1,356

Provision for income taxes                                                 744              532
                                                                       -------          -------
Net income                                                             $ 1,162          $   824
                                                                       =======          =======
Net income per common share                                            $  0.26          $  0.19
                                                                       =======          =======
Weighted average number of common shares outstanding                     4,441            4,254


   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                             For the three months ended,
                                                             ---------------------------
                                                               May 31,         May 31,
                                                                1997            1996
                                                             ---------        ---------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  1,162         $    824
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Rental furniture depreciation                               1,729            1,363
    Other depreciation and amortization                           434              211
    Provision for losses on accounts receivable                   100              (11)
    Provisions for deferred income taxes                           52              222
    (Gain)/loss on sale of property and equipment                  --                1
    Book value of furniture sales and rental buyouts            3,192            2,819
    Changes in assets and liabilities:
      Accounts receivable                                        (579)            (125)
      Other assets, net                                             3               (3)
      Prepaid expenses                                            (13)            (227)
      Accounts payable                                            218              890
      Customer deposits                                           223               42
      Acrrued compensation                                       (274)            (661)
      Acrrued taxes                                               694              322
      Accrued interest payable                                      6               20
      Other accrued expenses                                      118               (8)
                                                             --------         --------
        Net cash provided by operating activities               7,065            5,679
                                                             --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                                  (6,349)          (7,207)
Purchases of property and equipment                            (1,577)            (320)
Proceeds from disposition of property and equipment                --               --
Debenture retirement                                               --              (59)
Acquired businesses, net of cash acquired                      (3,452)              --
                                                             --------         --------
        Net cash used in investing activities                 (11,378)          (7,586)
                                                             --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreement                   28,587           17,624
Repayments on the revolving credit agreement                  (25,425)         (15,626)
Net proceeds (repayments) of other debt                         1,250               --
Principal payments under capital lease obligations               (115)             (78)
                                                             --------         --------
        Net cash provided by financing activities               4,297            1,920
                                                             --------         --------

Net (decrease)/increase in cash                                   (16)              13
Cash at beginning of period                                       717              133
                                                             --------         --------
Cash at end of period                                        $    701         $    146
                                                             ========         ========

   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

NOTE 1 -- PRESENTATION OF INTERIM INFORMATION

         In the opinion of the management of Globe Business Resources, Inc., the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly its financial position as of May 31, 1997, and the results of its operations for the three months ended May 31, 1997 and 1996 and its cash flows for the three months ended May 31, 1997 and 1996. Interim results are not necessarily indicative of results for a full year.

         The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes in its Form 10-K for the fiscal year ended February 28, 1997.

NOTE 2 -- ACQUISITIONS

         On April 28, 1997, Globe acquired substantially all the assets of privately owned The Hotel Alternative, Inc. ("THA") for approximately $3,400 in cash, the assumption of certain liabilities and contingent consideration consisting of up to $1,000 payable in the fourth quarter of fiscal year 1998 and up to 50,000 shares of Globe common stock, currently held in escrow, issuable in the first quarter of fiscal year 1999. THA, with operations in Seattle, Washington and Portland, Oregon, provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. THA maintains an inventory of approximately 500 leased housing units and had annual revenues of approximately $6.0 million for the year ended December 31, 1996.

         In accordance with APB No. 16, this acquisition was accounted for using the purchase method.

         The purchase price allocation for THA is as follows:

                                                           (Unaudited)
                                                           -----------
            Cash, receivables and prepaids                   $   29
            Rental furniture                                    541
            Property and equipment                              290
            Other assets                                         24
            Goodwill and other intangibles                    2,845
                                                             ------
                                                              3,729
            Liabilities assumed                                (288)
                                                             ------
                                                             $3,441
                                                             ======

         The following table sets forth certain Globe consolidated income statement data on a proforma basis, as if THA was acquired at the beginning of the periods indicated.


                                                                      Three months ended May 31,
                                                                      --------------------------
                                                                          1997            1996
                                                                        -------          -------
         Revenues                                                     $23,647            $15,392
         Net income                                                     1,165                884
         Net income per common share                                  $  0.26            $  0.21
         Weighted average number of common
           shares outstanding                                           4,441              4,254


SUBSEQUENT EVENT

         On June 5, 1997, Globe and the prior owner of Guest Suites, Inc. agreed to final settlement of contingent consideration related to Globe's December 16, 1996 asset acquisition. The settlement, to be recorded as an adjustment to the original purchase price during the second quarter of fiscal 1998, consisted of $350 and 2,500 shares of Globe common stock.

NOTE 3 -- EARNINGS PER SHARE

         Earnings per share for the periods ended May 31, 1997 and 1996 were determined by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Outstanding stock options are not included as common stock equivalents as the exercise would not cause a dilutive effect in excess of 3%.

         The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", in February 1997. This Statement must be adopted in the fourth quarter of fiscal year 1998. Early adoption is not permitted. Had earnings per share been calculated under the provisions of SFAS No. 128 for the first quarter of fiscal years 1998 and 1997, reported earnings per share and related shares outstanding would have been as follows:


                                                                        May 31,          May 31,
                                                                         1997             1996
                                                                        -------          -------
                                                                               (Unaudited)
          Ernings per common share:
            Basic                                                        $ 0.26           $ 0.19
            Diluted                                                      $ 0.26           $ 0.19

          Weighted average number of common
            shares outstanding:
            Basic                                                         4,441            4,254
            Diluted                                                       4,496            4,301

NOTE 4 -- RENTAL FURNITURE

                                                   May 31,     February 28,
                                                    1997           1997
                                                 -----------   ------------
                                                 (Unaudited)
Furniture on rental                                $ 41,828      $ 39,509
Furniture on hand                                    17,088        16,808
                                                   --------      --------
                                                     58,916        56,317
Accumulated depreciation                             (8,485)       (7,855)
                                                   --------      --------
                                                   $ 50,431      $ 48,462
                                                   --------      --------

NOTE 5 -- DEBT

         Outstanding debt consists of:

                                                    May 31,    February 28,
                                                     1997          1997
                                                 -----------   ------------
                                                 (Unaudited)
The 1996 Credit Agreement:
  The Fifth Third Bank, PNC Bank, KeyBank
    and Fountain Square Commercial Funding
    Corp. revolving note, average interest
    of 8.03% and 7.59%, respectively                $31,715       $28,554

6.0% note payable to seller of acquired
  business, payable in monthly installments,
  due December 31, 2000                               1,075         1,150

7.5% note payable to seller of acquired
  business, payable in monthly installments,
  due November 2, 1998                                  249           271

8.5% construction loan payable to The Fifth
  Third Bank, payable in monthly installments,
  due September 1, 1997                               1,326            --

Capital lease obligations                               470           541
                                                    -------       -------
                                                    $34,835       $30,516
                                                    -------       -------

         The funds required for the THA acquisition (see Note 2) were derived from borrowings under the Company's 1996 Credit Agreement. At May 31, 1997, the 1996 Credit Agreement provided a total unused credit facility of approximately $13 million.

                                     ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements beginning on page 3.

GENERAL

         Globe is a major participant in the temporary relocation industry, operating in the rent-to-rent furniture business as well as in corporate housing. The rent-to-rent furniture business rents quality office and residential furniture to a variety of corporate and individual customers. The corporate housing business provides short-term housing through an inventory of leased housing units to temporarily assigned corporate personnel, new hires, trainees and consultants. Additionally, the Company sells residential and office furniture that no longer meets its "showroom condition" standards for rental through its clearance centers and offers new furniture for sale through its showrooms and account executives.

               The Company's fiscal year ends on February 28/29.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain gross profit data as a percentage of respective rental sales and retail sales revenues.


                                      For the three months ended
                                      --------------------------
                                         May 31,        May 31,
                                          1997           1996
                                         -------        -------
             Revenues:
               Rental sales               82.9%            71.9%
               Retail sales               17.1%            28.1%
                                         -----            -----
                 Total revenues          100.0%           100.0%
             Gross profit:
               Rental sales               56.7%            73.8%
               Retail sales               36.4%            40.2%
                                         -----            -----
                 Total gross profit       53.3%            64.4%
             Operating expenses           41.8%            52.5%
                                         -----            -----
             Operating income             11.5%            11.9%
             Interest/other                2.9%             1.5%
                                         -----            -----
             Income before taxes           8.6%            10.3%
                                         -----            -----

 IMPACT OF CORPORATE HOUSING ACQUISITIONS

         Globe entered the corporate housing business in fiscal 1997 by making three asset acquisitions, one in June 1996 and two in December 1996. A fourth corporate housing business, The Hotel Alternative, Inc., was acquired in April 1997.

         The corporate housing businesses all have lower gross profit margins, as well as lower operating expenses as a percentage of sales, than Globe's furniture rental business. As a result, the Company's gross profit margin and operating expenses as a percentage of sales are both lower in the first quarter of fiscal 1998 than in the prior year. Gross profit margin on rental sales for the first quarter of 1998 was 56.7%, consisting of 30.9% for the combined corporate housing businesses and 72.9% for the furniture rental business, versus the prior year margin of 73.8%. Because the Company started to integrate its furniture rental and corporate housing operations in the first quarter of fiscal 1998, operating expenses and, therefore, operating margins for furniture rental and corporate housing cannot be specifically identified.

         Corporate housing companies' assets consist primarily of accounts receivable, customer deposits and some minor furniture and fixed asset balances. Consequently, the purchase price for these businesses is allocated largely to goodwill and other intangibles. Cost of goodwill and other intangibles related to the fiscal 1998 and 1997 corporate housing acquisitions approximated $13.3 million and is being amortized as a cost of rental revenues on a straight-line basis primarily over twenty years. Goodwill and intangibles amortization reduced gross profit by $0.2 million in the first quarter of fiscal 1998.

         Globe plans to continue consolidating corporate housing through additional acquisitions, thereby capitalizing on the desire of many corporations to have a corporate housing company that can handle their needs nationally. With the fiscal 1998 and 1997 acquisitions, Globe has become a market leader in five markets, with annualized corporate housing revenues in excess of $30 million. Globe is vying with a small number of corporate housing companies for the number two position in the industry.

         As Globe increases its presence in the corporate housing business it is possible that competing corporate housing companies may transfer their furniture rental business to other vendors.

         Due to the significant impact of the corporate housing acquisitions on the Company's operations and financial results, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

  COMPARISON OF FIRST QUARTER FISCAL 1998 TO FIRST QUARTER FISCAL 1997

         Total revenues of $22.2 million increased $9.1 million, or 69.2%, in the first quarter of fiscal 1998, from $13.1 million in the first quarter of fiscal 1997, primarily due to acquisitions which occurred subsequent to the first quarter of fiscal 1997. Excluding the corporate housing acquisitions, total revenues increased $2.0 million, or 15.3%, in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997.

         Rental revenues of $18.4 million in the first quarter of fiscal 1998 increased 95.0% from $9.4 million in the first quarter of fiscal 1997. Excluding the corporate housing acquisitions, rental revenue increased $1.9 million, or 20.0%, over the same period.

         Sales revenues of $3.8 million increased $0.1 million, or 3.2%, in the first quarter of fiscal 1998 from $3.7 million in the first quarter of fiscal 1997.

         Gross profit of $11.8 million in the first quarter of fiscal 1998 increased $3.4 million, or 40.0%, from $8.4 million in the first quarter of fiscal 1997 and declined as a percentage of revenues to 53.3% from 64.4% over the same period due primarily to the lower margins associated with the corporate housing revenues (30.9% in the first quarter of fiscal 1998). Excluding corporate housing, gross profit margin declined to 63.7% in the first quarter of fiscal 1998 from 64.4% in the first quarter of fiscal 1997 due largely to lower margins on retail sales.

         Operating expenses of $9.3 million in the first quarter of fiscal 1998 increased 34.5% from $6.9 million in the first quarter of fiscal 1997, but, as a percentage of total revenues declined to 41.8% from 52.5% over the same period as a result of corporate housing's lower operating expenses as a percent of sales.

         As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income increased 64.2% to $2.6 million, or 11.5% of revenues in the first quarter of fiscal 1998, from $1.6 million, or 11.9% of revenues in the first quarter of fiscal 1997.

         Interest/other expense increased $0.4 million to $0.6 million in the first quarter of fiscal 1998 from $0.2 million in the first quarter of fiscal 1997 and as a percentage of total revenues increased to 2.9% from 1.5% over the same period. The increased expense for fiscal 1998 was due primarily to higher debt balances than in the comparable period of fiscal 1997. The debt increase was driven by funding required for acquisitions.

         Income before income taxes of $1.9 million in the first quarter of fiscal 1998 increased $0.6 million, or 40.6%, compared to the first quarter of fiscal 1997 and as a percentage of revenues decreased to 8.6% from 10.3% over the same period primarily due to interest costs on higher loan balances in fiscal 1998.

         The Company's effective tax rate, which includes federal, state and local taxes, decreased to 39.0% in the first quarter of fiscal 1998 as compared to 39.2% in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Effective December 16, 1996, the Company obtained a $45.0 million line of credit which replaced an existing $30.0 million line of credit. Interest rates for this line of credit are based on a leverage formula, which is currently the lesser of the prime rate plus 50 basis points or LIBOR plus 225 basis points. At July 3, 1997, the line of credit provided up to $45.0 million, or the maximum available under borrowing base calculations ($38.6 million), of financing for the Company which will be available for acquisitions and general corporate purposes. The unused line of credit as of July 3, 1997 was $12.9 million.

         The term of the line of credit will expire on March 1, 1998, requiring full payment of the then outstanding balance. The Company expects to have other financing arrangements in place prior to this date.

         In April, 1997 Globe used approximately $3.4 million from its line of credit and assumed certain liabilities in completing the asset acquisition of The Hotel Alternative, Inc. (See note 2 to the consolidated financial statements for further discussion of this acquisition.)

         The Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $6.3 million in the first three months of fiscal 1998 and $7.2 million in the first three months of fiscal 1997. As the Company's growth strategies are implemented, furniture purchases are expected to increase.

         Capital expenditures were $1.6 million and $0.3 million in the first three months of fiscal 1998 and 1997, respectively. The significant increase in fiscal 1998 is largely attributable to continued development of a new computer system and continued construction of a new building in Indianapolis, Indiana. Costs to further develop the computer system and to complete the Indianapolis store will be incurred in the next 12-21 months. These expenses are anticipated to be approximately $1.2 million.

         Globe obtained a $1.5 million mortgage loan with The Fifth Third Bank effective March 13, 1997 to fund construction of the building in Indianapolis. The loan, which is secured by real estate and the building, is due September 1, 1997. The Company intends to replace this loan with permanent financing. At July 3, 1997 $1.4 million was outstanding against the loan.

         In the first three months of fiscal 1998 and 1997, net cash provided by operations was $7.1 million and $5.7 million, respectively, generating $0.9 and $1.9 million, respectively, less cash than was necessary to fund investing activities (excluding acquisitions), thus requiring use of the Company's credit facilities. Furniture purchases, which are typically seasonally weighted to the first half of the year, are the primary reason for use of the credit facilities. These purchases are expected to continue at the current level before slowing during the third and fourth quarters. Any temporary cash deficiencies resulting from the seasonal nature of these purchases will be funded via the line of credit. The Company expects cash flow from operations plus the credit facilities to be sufficient to fund all of the Company's needs, other than significant acquisitions, for the foreseeable future.

                                    PART II

                                     ITEM 1
                               LEGAL PROCEEDINGS

                                      None

                                     ITEM 2
                             CHANGES IN SECURITIES

         On April 28, 1997 the Company issued 50,000 shares of common stock to The Hotel Alternative, Inc. as part of the consideration for the asset acquisition of The Hotel Alternative, Inc. The stock is held in escrow for release in the first quarter of fiscal year 1999 if certain conditions are met.

         On June 5, 1997 the Company issued 2,500 shares of common stock to Sonnen Schein, Inc., c/o Pamela J. Bayne as part of the final settlement for the December 16, 1996 asset acquisition of Guest Suites, Inc.

         These issuances were exempt from registration under the Securities Act of 1933 pursuant to the exemptions from registration provided by Section 4(2) of the Act.

                                     ITEM 3
                        DEFAULTS UPON SENIOR SECURITIES

                                      None

                                     ITEM 4
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                     ITEM 5
                               OTHER INFORMATION

                                      None

                                     ITEM 6
        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Exhibits:         3(i)     Amendment to Articles of Incorporation*
                      10.1     1997 Stock Option and Incentive Plan*
                      10.2     1997 Directors Stock Option Plan*
                      27       Financial Data Schedule

    * Incorporated by reference to the definitive proxy statement for the 1997 annual shareholders meeting.

(b) Reports on Form 8-K filed during the first quarter of 1998:  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Globe Business Resources, Inc.

                               By: /s/ Sharon G. Kebe
                                   -------------------------------------------
                                   Senior Vice President-Finance and Treasurer
                                   (Principal Financial Officer)

Signed: July 9, 1997

                                May 31,      February 28,
                                 1997            1997
                              -----------    ------------
                              (Unaudited)
Furniture on rental             $ 41,828        $ 39,509
Furniture on hand                 17,088          16,808
                                --------        --------
                                  58,916          56,317
Accumulated depreciation          (8,485)         (7,855)
                                --------        --------
                                  50,431          48,462
                                --------        --------

                                                    May 31,    February 28,
                                                     1997          1997
                                                 -----------   ------------
                                                 (Unaudited)
The 1996 Credit Agreement:
  The Fifth Third Bank, PNC Bank, KeyBank
    and Fountain Square Commercial Funding
    Corp. revolving note, average interest
    of 8.03% and 7.59%, respectively                $31,715       $28,554

6.0% note payable to seller of acquired
  business, payable in monthly installments,
  due December 31, 2000                               1,075         1,150

7.5% note payable to seller of acquired
  business, payable in monthly installments,
  due November 2, 1998                                  249           271

8.5% construction loan payable to The Fifth
  Third Bank, payable in monthly installments,
  due September 1, 1997                               1,326            --

Capital lease obligations                               470        34,835
                                                    -------       -------
                                                    $34,835       $30,516
                                                    -------       -------