Form 10-Q
period 1997-08-31
GLOBE BUSINESS RESOURCES INC
filed 1997-10-06
CIK 1004571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period                             Commission File No. 0-27682
ended August 31, 1997


                         GLOBE BUSINESS RESOURCES, INC.



Incorporated under the                                       IRS Employer
  laws of Ohio                                    Identification No. 31-1256641



                              1925 Greenwood Avenue
                              Cincinnati, OH 45246
                              Phone: (513) 771-8221







        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



        As of September 30, 1997, 4,444,509 shares of the Registrant's common stock, no par value, were outstanding.

                         GLOBE BUSINESS RESOURCES, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q



                                                                        Page No.

PART I.    FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements

                    Consolidated Balance Sheet -                            3
                    August 31, 1997 and February 28, 1997

                    Consolidated Statement of Income -                      4
                    Three and six months ended August 31, 1997 and 1996

                    Consolidated Statement of Cash Flows -                  5
                    Six months ended August 31, 1997 and 1996

                    Notes to Consolidated Financial Statements              6

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          10



PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings                                      15

           Item 2.  Changes in Securities                                  15

           Item 3.  Defaults Upon Senior Securities                        15

           Item 4.  Submission of Matters to a Vote of Security Holders    15

           Item 5.  Other Information                                      15

           Item 6.  Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                    16

                         PART I - FINANCIAL INFORMATION

                                 GLOBE BUSINESS
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                       August 31,   February 28,
                                                          1997         1997
                                                       -----------  ------------
                                                       (Unaudited)
ASSETS:
Cash                                                       $    776    $    717
Trade accounts receivable, less allowance for
  doubtful accounts of $711 and $460, respectively            7,933       5,345
Other receivables                                                35         342
Prepaid expenses                                              1,512       1,504
Rental furniture, net                                        51,680      48,462
Property and equipment, net                                   7,130       4,907
Goodwill and other intangibles, net                          14,699      10,243
Other, net                                                      305         258
                                                           --------    --------
  Total assets                                             $ 84,070    $ 71,778
                                                           ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                           $  5,012    $  4,012
Customer deposits                                             1,624       1,343
Accrued compensation                                          1,676       1,762
Accrued taxes                                                   848         557
Deferred income taxes                                         3,788       2,901
Accrued interest payable                                        764         371
Other accrued expenses                                          692         480
Debt                                                         37,150      30,516
                                                           --------    --------
  Total liabilities                                          51,554      41,942
                                                           ========    ========
Common stock and other shareholders' equity:
  Common stock, no par, 15,000,000 and
  10,000,000 shares authorized, 4,443,759
  and 4,440,509 shares issued and outstanding                19,915      19,883
Retained earnings                                            16,685      14,037
Fair market value in excess of historical cost of
  acquired net assets attributable to related party
  transactions                                               (4,084)     (4,084)
                                                           --------    --------
Total common stock and other shareholders' equity            32,516      29,836
Total liabilities and shareholders' equity                 $ 84,070    $ 71,778
                                                           ========    ========

  The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)


                                         For the                  For the
                                    three months ended,      six months ended
                                   August 31,  August 31,  August 31, August 31,
                                        1997        1996      1997        1996
                                   ----------  ----------  ---------- ----------
                                          (Unaudited)           (Unaudited)
Revenues:
  Rental sales                       $ 12,282   $ 10,363    $ 23,600   $ 19,793
  Corporate housing sales               9,390      3,669      16,464      3,669
  Retail sales                          3,414      3,678       7,214      7,361
                                     --------   --------    --------   --------
                                       25,086     17,710      47,278     30,823
                                     --------   --------    --------   --------

Costs and expenses:
  Cost of rental sales                  2,799      2,724       5,865      5,191
  Cost of corporate housing sales       6,728      2,502      11,619      2,502
  Cost of retail sales                  2,138      2,306       4,553      4,509
  Warehouse and delivery                2,847      2,145       5,343      3,930
  Occupancy                             1,730      1,460       3,397      2,849
  Selling and advertising               2,166      2,102       4,477      3,970
  General and administration            3,460      2,287       6,253      4,133
                                     --------   --------    --------   --------
                                       21,868     15,526      41,507     27,084
                                     --------   --------    --------   --------

Operating income                        3,218      2,184       5,771      3,739

Other expenses (income):
  Interest expense                        752        383       1,353        607
  Other, net                               29        (33)         75        (58)
                                     --------   --------    --------   --------
                                          781        350       1,428        549
                                     --------   --------    --------   --------
Income before income taxes              2,437      1,834       4,343      3,190
Provision for income taxes                951        711       1,695      1,243
                                     --------   --------    --------   --------
Net income                           $  1,486   $  1,123    $  2,648   $  1,947
                                     ========   ========    ========   ========
Net income per common share          $   0.33   $   0.26    $   0.60   $   0.45
                                     ========   ========    ========   ========

Weighted average number
common shares outstanding               4,443      4,309       4,442      4,282

  The accompanying  notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                       For the six months ended,
                                                        August 31,    August 31,
                                                           1997         1996
                                                        ----------    ----------
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  2,648    $  1,947
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
   Rental furniture depreciation                              3,523       2,917
   Other depreciation and amortization                        1,023         485
   Provision for losses on accounts receivable                  255          50
   Provision for deferred income taxes                          887         507
   (Gain)/loss on sale of property and equipment                 (4)          4
   Book value of furniture sales and rental buyouts           5,932       5,811
   Changes in assets and liabilities:
     Accounts receivable                                     (2,734)     (1,205)
     Other assets, net                                           (6)       (115)
     Prepaid expenses                                           127        (188)
     Accounts payable                                           959          15
     Customer deposits                                          144         (35)
     Accrued compensation                                      (181)       (854)
     Accrued taxes                                              279         504
     Accruted interest payable                                  393          94
     Other accrued expenses                                     178        (133)
                                                           --------    --------
        Net cash provided by operating activities            13,523       9,804
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                               (12,132)    (15,150)
Purchases of property and equipment                          (2,503)       (714)
Proceeds from disposition of property and equipment               7        --
Debenture retirement                                           --           (59)
Purchase of businesses, net of cash acquired                 (5,432)     (5,912)
                                                           --------    --------
        Net cash used in investing activities               (20,060)    (21,835)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreement                 56,316      49,023
Repayments on the revolving credit agreement                (50,885)    (35,853)
Net proceeds (repayments) of other debt                       1,370        (595)
Principal payments under capital lease obligations             (211)       (162)
Exercise of common stock options                                  6          15
                                                           --------    --------
        Net cash provided by financing activities             6,596      12,428
                                                           --------    --------
Net (decrease)/increase in cash                                  59         397
Cash at beginning of period                                     717         133
                                                           --------    --------
Cash at end of period                                      $    776    $    530
                                                           --------    --------


   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1 -- PRESENTATION OF INTERIM INFORMATION

        In the opinion of the management of Globe Business Resources, Inc., the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly its financial position as of August 31, 1997, and the results of its operations for the three and six months ended August 31, 1997 and 1996 and its cash flows for the six months ended August 31, 1997 and 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes in its Form 10-K for the fiscal year ended February 28, 1997.


NOTE 2 -- ACQUISITIONS

        On April 28, 1997, Globe acquired substantially all the assets of privately owned The Hotel Alternative, Inc. ("THA") for approximately $3,400 in cash, the assumption of certain liabilities and contingent consideration consisting of up to $1,000 payable in the fourth quarter of fiscal year 1998 and up to 50,000 shares of Globe common stock, currently held in escrow, issuable in the first quarter of fiscal year 1999. THA, with operations in Seattle, Washington and Portland, Oregon, provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. THA maintained an inventory of approximately 500 leased housing units and had annual revenues of approximately $6.0 million for the year ended December 31, 1996.

        On June 5, 1997, Globe and the prior owner of Guest Suites, Inc. agreed to final settlement of contingent consideration related to Globe's December 16, 1996 asset acquisition. The settlement, recorded as an adjustment to the original purchase price during the second quarter of fiscal 1998, consisted of $350 and 2,500 shares of Globe common stock.

        On July 11, 1997, Globe acquired substantially all the assets of privately owned Executive Relocation Services, Inc. ("ERS") for approximately $1,600 in cash, the assumption of certain liabilities and contingent consideration consisting of up to $500 payable in two installments of up to $250 in the first quarter of fiscal 1999 and fiscal 2000. ERS operates in Nashville, Tennessee and provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. ERS maintained an inventory of approximately 200 leased housing units and had annual revenues of approximately $2.6 million for the year ended December 31, 1996.

        In accordance with APB No. 16, these acquisitions were accounted for using the purchase method.

        The purchase price allocation for THA and ERS is as follows:


                                                                (Unaudited)
                                                                -----------
Cash, receivables and prepaids                                   $     64
Rental furniture                                                      541
Property and equipment                                                318
Other assets                                                           41
Goodwill and other intangibles                                      4,824
                                                                   ------
                                                                    5,788
Liabilities assumed                                                 (341)
                                                                   ------
                                                                   $5,447
                                                                   ======


        The following table sets forth certain Globe consolidated income statement data on a pro forma basis, as if THA and ERS were acquired at the beginning of the periods indicated.


                                                   Six months ended August 31
                                                     1997                1996
                                                   -------             -------
Revenues                                           $50,155             $37,413
Net income                                           2,717               2,170
Net income per common share                          $0.61               $0.51
Weighted average number of common
  shares outstanding                                 4,442               4,282


SUBSEQUENT EVENT

        On September 1, 1997, Globe acquired substantially all the assets of privately owned Research Triangle Guest Houses ("RTGH"), a division of Turner Creek Enterprises, Inc., for approximately $225 in cash. RTGH operates in Raleigh/Durham, North Carolina and provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. RTGH maintained an inventory of approximately 170 leased housing units and had annual revenues of approximately $2.7 million for the year ended June 30, 1997.


NOTE 3 -- EARNINGS PER SHARE

        Earnings per share for the periods ended August 31, 1997 and 1996 were determined by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Outstanding stock options are not included as common stock equivalents as their exercise would not cause a dilutive effect in excess of 3%.

        The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", in February 1997. This Statement must be adopted in the fourth quarter of fiscal year 1998. Early adoption is not permitted. Had earnings per share been calculated under the provisions of SFAS No. 128 for the second quarter and first six months of fiscal years 1998 and 1997, reported earnings per share and related shares outstanding would have been as follows:

                                     For the                   For the
                                three months ended,       six months ended,
                               -----------------------   -----------------------
                               August 31,   August 31,   August 31,   August 31,
                                  1997         1996        1997           1996
                               ----------   ----------   ----------   ----------
                                       (Unaudited)              (Unaudited)
Earnings per common share:
        Basic                     $0.33         $0.26      $0.60         $0.45
        Diluted                   $0.33         $0.26      $0.59         $0.45

Weighted average number of
  common shares outstanding:
        Basic                     4,443         4,309       4,442        4,282
        Diluted                   4,515         4,325       4,497        4,304


NOTE 4 -- RENTAL FURNITURE


                                     August 31, 1997       February 28, 1997
                                     ---------------       -----------------
                                       (Unaduited)

Furniture on rental                      $42,872               $39,509
Furniture on hand                         18,193                16,808
                                         -------               -------
                                          61,065                56,317
Accumulated depreciation                 (9,385)               (7,855)
                                         -------               -------
                                         $51,680               $48,462
                                         -------               -------

NOTE 5 -- DEBT

        Outstanding debt consists of:


                                                      August 31,    February 28,
                                                         1997           1997
                                                       ----------     ---------
                                                      (Unaudited)
The 1996 Credit Agreement:
  The Fifth Third Bank, PNC Bank,
  KeyBank and Fountain Square Commercial
  Funding Corp. revolving note, average
  interest of 8.11% nd 7.59%, respectively              $33,984      $28,554

  6.0% note payable to seller of acquired
    business, payable in monthly installments,
    due December 31, 2000                                 1,000        1,150

  7.5% note payable to seller of acquired
    business, payable in monthly installments,
    due November 2, 1998                                  227            271

8.5% construction loan payable to The
    Fifth Third Bank, interest payable in
    monthly installments, due September 1, 1997         1,520              -

Capital lease obligations                                 419            541
                                                    ---------      ---------
                                                      $37,150        $30,516
                                                    ---------      ---------


        The funds required for the THA and ERS acquisitions (see Note 2) were derived from borrowings under the Company's 1996 Credit Agreement. At August 31, 1997, the 1996 Credit Agreement provided a total unused credit facility of approximately $11.0 million.


SUBSEQUENT EVENTS

        On September 1, 1997, the construction loan terms were extended to December 1, 1997.

        On September 29, 1997 the Company completed a private placement of $30.0 million of 7.54% Senior Notes due September 1, 2007, with interest payable semi-annually on March 1 and September 1. After one year, the Company may redeem the Senior Notes at a premium.

        Also on September 29, 1997, the Company established a new $30.0 million credit agreement with The Fifth Third Bank and PNC Bank. This agreement replaces The 1996 Credit Agreement. Interest rates for this revolving line of credit are based on a leverage formula which initially will be the lesser of the prime rate minus 25 basis points or LIBOR plus 150 basis points. The term of this agreement will expire on September 30, 2000.

        Both the Senior Notes and the new credit agreement are unsecured.

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

        The discussions contained under Results of Operations and Liquidity and Capital Resources include forward-looking information which is subject to risks and qualifications including, but not limited to, those set forth in Exhibit 99 to the Company's Form 10-K for the year ended February 28, 1997.

RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain gross profit data as a percentage of respective rental, corporate housing and retail sales revenues.


                                     For the                     For the
                               three months ended,         six months ended
                              -----------------------   ------------------------
                              August 31,   August 31,   August 31,    August 31,
                                 1997         1996        1997           1996
                              ----------   ----------   ----------    ----------
Revenues:
  Rental sales                   49.0%        58.5%         49.9%        64.2%
  Corporate housing sales        37.4%        20.7%         34.8%        11.9%
  Retail sales                   13.6%        20.8%         15.3%        23.9%
                                ------       ------        ------       ------
    Total revenues              100.0%       100.0%        100.0%       100.0%

Gross profit:
  Rental sales                   77.2%        73.7%         75.1%        73.8%
  Corporate housing sales        28.3%        31.8%         29.4%        31.8%
  Retail sales                   37.4%        37.3%         36.9%        38.7%
                                ------       ------        ------       ------
    Total gross profit           53.5%        57.5%         53.4%        60.4%

Operating expenses               40.7%        45.1%         41.2%        48.3%
                                ------       ------        ------       ------
Operating income                 12.8%        12.3%         12.2%        12.1%

Interest/other                    3.1%         2.0%          3.0%         1.8%
                                ------       ------        ------       ------
Income before taxes               9.7%        10.4%          9.2%        10.3%
                                ------       ------        ------       ------

  Impact of Corporate Housing Acquisitions
  ----------------------------------------

     Globe entered the corporate housing business in fiscal 1997 by making three asset acquisitions, one in June 1996 and two in December 1996. Globe acquired two additional corporate housing businesses in the first half of fiscal 1998 with the asset acquisitions of The Hotel Alternative, Inc. in April 1997 and Executive Relocation Services, Inc. in July 1997. A third corporate housing acquisition was made in September 1997, subsequent to completion of the second quarter.

     The corporate housing businesses all have lower gross profit margins, as well as lower operating expenses as a percentage of sales, than Globe's furniture rental business. As a result, the Company's gross profit margin and operating expenses as a percentage of sales are both lower in the first half of fiscal 1998 than in the prior year. Gross profit margin on rental sales for the first half of 1998 was 75.1%, versus 29.4% for the combined corporate housing businesses. Comparable gross profit margins for the first half of 1997 were 73.8% and 31.8%, respectively. Because the Company started to integrate its furniture rental and corporate housing operations in the first quarter of fiscal 1998, operating expenses and, therefore, operating margins for furniture rental and corporate housing cannot be specifically identified, however, the combined operating margin for the businesses has improved to 12.2% for the first half of 1998 from 12.1% for the same period of 1997.

     Corporate housing companies' assets consist primarily of accounts receivable, customer deposits and some minor furniture and fixed asset balances. Consequently, the purchase price for these businesses is allocated largely to goodwill and other intangibles. Cost of goodwill and other intangibles related to the fiscal 1998 and 1997 corporate housing acquisitions approximated $15.3 million and is being amortized as a cost of rental revenues on a straight-line basis primarily over twenty years. Goodwill and intangibles amortization reduced gross profit by $0.4 million in the first half of fiscal 1998.

     Globe plans to continue consolidating corporate housing through additional acquisitions, thereby capitalizing on the desire of many corporations to have a corporate housing company that can handle their needs nationally. With the fiscal 1998 and 1997 acquisitions, Globe has become a market leader in six markets, with annualized corporate housing revenues in excess of $35 million. Globe is vying with a small number of corporate housing companies for the number two position in the industry.

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


  Comparison of Second Quarter Fiscal 1998 to Second Quarter Fiscal 1997
  ----------------------------------------------------------------------

     Total revenues of $25.1 million increased $7.4 million, or 41.6%, in the second quarter of fiscal 1998, from $17.7 million in the second quarter of fiscal 1997, primarily due to acquisitions which occurred subsequent to the second quarter of fiscal 1997. Excluding the corporate housing operations, total revenues increased $1.7 million, or 11.8%, in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997.

     Rental revenues of $12.3 million in the second quarter of fiscal 1998 increased 18.5% from $10.4 million in the second quarter of fiscal 1997. This growth was driven by significant volume increases in the California markets as well as several midwestern markets, and is partially attributable to a furniture rental acquisition which occurred subsequent to the second quarter of fiscal 1997.

     Corporate housing revenues of $9.4 million in the second quarter of fiscal 1998 increased 155.9% from $3.7 million in the second quarter of fiscal 1997. This increase was primarily driven by acquisitions which occurred subsequent to the second quarter of fiscal 1997.

     Sales revenues of $3.4 million decreased $0.3 million, or 7.2%, in the second quarter of fiscal 1998 from $3.7 million in the second quarter of fiscal 1997, driven by a down quarter in new office furniture sales and a flat quarter in clearance sales. Sales revenues should increase in the third quarter due to several large new office furniture sales expected to be delivered and due to new advertising programs currently being rolled out which are designed to improve the trend in clearance sales.

     Gross profit of $13.4 million in the second quarter of fiscal 1998 increased $3.2 million, or 31.9%, from $10.2 million in the second quarter of fiscal 1997 and declined as a percentage of revenues to 53.5% from 57.5% over the same period due to the higher mix of corporate housing revenues and the lower margins associated with these revenues.

     Operating expenses of $10.2 million in the second quarter of fiscal 1998 increased 27.6% from $8.0 million in the second quarter of fiscal 1997, but, as a percentage of total revenues declined to 40.7% from 45.1% over the same period as a result of corporate housing's lower operating expenses as a percent of sales.

     As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income increased 47.3% to $3.2 million, or 12.8% of revenues in the second quarter of fiscal 1998, from $2.2 million, or 12.3% of revenues in the second quarter of fiscal 1997.

     Interest/other expense increased $0.4 million to $0.8 million in the second quarter of fiscal 1998 from $0.4 million in the second quarter of fiscal 1997 and as a percentage of total revenues increased to 3.1% from 2.0% over the same period. The increased expense for fiscal 1998 was due primarily to higher debt balances than in the comparable period of fiscal 1997. The debt increase was driven by funding required for acquisitions.

     Income before income taxes of $2.4 million in the second quarter of fiscal 1998 increased $0.6 million, or 32.9%, compared to the second quarter of fiscal 1997 and as a percentage of revenues decreased to 9.7% from 10.4% over the same period primarily due to interest costs on higher loan balances in fiscal 1998.

     The Company's effective tax rate, which includes federal, state and local taxes, increased slightly to 39.0% in the second quarter of fiscal 1998 as compared to 38.8% in the second quarter of fiscal 1997.


  Comparison of Six Months Ended August 31, 1997
  to Six Months Ended August 31, 1996

     Total revenues of $47.3 million increased $16.5 million, or 53.4%, in the first six months of fiscal 1998, from $30.8 million in the first six months of fiscal 1997, primarily due to acquisitions. Excluding the corporate housing operations, total revenues increased $3.7 million, or 13.5%, in the first six months of fiscal 1998 compared to the first six months of fiscal 1997.

     Rental revenues of $23.6 million in the first six months of fiscal 1998 increased 19.2% from $19.8 million in the first six months of fiscal 1997, driven by strong volume growth in the California markets and several midwestern markets. The growth is partially attributable to furniture rental acquisitions made during the second and third quarters of fiscal 1997.

     Corporate housing revenues of $16.5 million in the first six months of fiscal 1998 increased from $3.7 million in the first six months of fiscal 1997 due to acquisitions.

     Sales revenues of $7.2 million decreased $0.2 million, or 2.0%, in the first six months of fiscal 1998 from $7.4 million in the first six months of fiscal 1997. This decrease is largely attributable to a drop in clearance sales, however, new advertising programs are currently being rolled out which are designed to reverse the trend.

     Gross profit of $25.2 million in the first six months of fiscal 1998 increased $6.6 million, or 35.6%, from $18.6 million in the first six months of fiscal 1997 and declined as a percentage of revenues to 53.4% from 60.4% over the same period due to the higher mix of corporate housing revenues and the lower margins associated with these revenues.

        Operating expenses of $19.5 million in the first six months of fiscal 1998 increased 30.8% from $14.9 million in the first six months of fiscal 1997, but, as a percentage of total revenues declined to 41.2% from 48.3% over the same period due to the impact of corporate housing's lower operating expenses as a percentage of sales.

        As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income increased 54.3% to $5.8 million, or 12.2% of revenues in the first six months of fiscal 1998, from $3.7 million, or 12.1% of revenues in the first six months of fiscal 1997.

        Interest/other expense increased $0.9 million to $1.4 million in the first six months of fiscal 1998 from $0.5 million in the first six months of fiscal 1997 and as a percentage of total revenues increased to 3.0% from 1.8% over the same period. The increased expense for fiscal 1998 was due primarily to higher debt balances than in the comparable period of fiscal 1997. The increase in debt was driven by funding required for acquisitions.

        Income before taxes of $4.3 million in the first six months of fiscal 1998 increased $1.2 million, or 36.1%, compared to the first six months of fiscal 1997 and as a percentage of revenues decreased to 9.2% from 10.3% over the same period primarily due to interest costs on higher loan balances in fiscal 1998.

        The Company's effective tax rate, which includes federal, state and local taxes, remained flat at 39.0%.


LIQUIDITY AND CAPITAL RESOURCES

        On September 29, 1997, the Company established a $30.0 million unsecured line of credit which replaced an existing $45.0 million line of credit. Interest rates for this revolving line of credit are based on a leverage formula, which is currently the lesser of the prime rate minus 25 basis points or LIBOR plus 150 basis points. At September 30, 1997, the line of credit provided up to $30.0 million of financing for the Company which will be available for acquisitions and general corporate purposes. The unused line of credit as of September 30, 1997 was $22.8 million.

        The term of the line of credit will expire on September 30, 2000, requiring full payment of the then outstanding balance. The Company expects to have other financing arrangements in place prior to this date.

        On September 29, 1997, the Company completed a private placement of $30.0 million of unsecured 7.54% Senior Notes due September 1, 2007, with interest payable semi-annually on March 1 and September 1. These Senior Notes may be redeemed at a premium after one year.

        From March 1997 through September 1997 Globe used approximately $5.7 million from its lines of credit and assumed certain liabilities in completing three asset acquisitions and reaching a final settlement on contingent consideration for a fiscal 1997 acquisition. (See note 2 to the consolidated financial statements for further discussion of these acquisitions.)

        The Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $12.1 million in the first six months of fiscal 1998 and $15.1 million in the first six months of fiscal 1997. As the Company's growth strategies are implemented, furniture purchases are expected to increase.

        Capital expenditures were $2.5 million and $0.7 million in the first six months of fiscal 1998 and 1997, respectively. The significant increase in fiscal 1998 is largely attributable to continued development of a new computer system and construction of a new building in Indianapolis, Indiana. Costs to further develop the computer system will be incurred in the next 12-18 months. These expenses are anticipated to be approximately $0.7 million.

        On March 13, 1997, Globe obtained a $1.5 million construction loan in order to fund construction of the building in Indianapolis. The loan, which is secured by real estate and the building, is due December 1, 1997. The Company intends to replace this loan with permanent financing on December 1, 1997. At September 30, 1997 one thousand was outstanding against the loan.

        In the first six months of fiscal 1998 and 1997, net cash provided by operations was $13.5 million and $9.8 million, respectively, generating $1.1 and $6.1 million, respectively, less cash than was necessary to fund investing activities (excluding acquisitions), thus requiring use of the Company's credit facilities. Furniture purchases, which are typically seasonally weighted to the first half of the year, are the primary reason for use of the credit facilities. These purchases are expected to slow during the third and fourth quarters. Any temporary cash deficiencies resulting from the seasonal nature of these purchases will be funded via the line of credit. The Company expects cash flow from operations plus the credit facilities to be sufficient to fund the Company's needs for the foreseeable future.

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


                                     ITEM 3
                         DEFAULTS UPON SENIOR SECURITIES

                                      None


                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on July 22, 1997. Each of the following matters was voted upon and approved by the Company's shareholders as indicated below:

1.   Elected the following directors:

        a.     David D. Hoguet, 4,364,056 votes for, 10,357 abstentions
        b.     Blair D. Neller, 4,364,056 votes for, 10,357 abstentions
        c.     Alvin Z. Meisel, 4,364,056 votes for, 10,357 abstentions
        d.     William R. Griffin, 4,364,056 votes for, 10,357 abstentions
        e.     Thomas C. Parise, 4,364,056 votes for, 10,357 abstentions.

2. Amended the Articles of Incorporation to increase the number of authorized shares of Common Stock from ten million to fifteen million shares, 4,317,211 votes for, 44,677 votes against, 12,525 abstentions.

3. Adopted the Globe 1997 Stock Option and Incentive Plan, 3,876,762 votes for, 478,320 votes against, 19,331 abstentions.

4. Adopted the Globe 1997 Directors Stock Option Plan, 4,281,272 votes for, 76,320 votes against, 16,821 abstentions.

5. Ratified the appointment of Price Waterhouse LLP as independent public accountants for fiscal 1998, 4,360,731 votes for, 4,665 votes against, 9,017 abstentions.

                                     ITEM 5
                                OTHER INFORMATION

                                      None


                                     ITEM 6
         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Exhibits:

        3(i)   Amendment to Articles of Incorporation, filed herewith
        10.8   1997 Stock Option and Incentive Plan*
        10.9   1997 Directors Stock Option Plan*
        10.10  Credit  Agreement among the Registrant,  The Fifth Third Bank and
               PNC Bank dated as of September 29, 1997, filed herewith
        10.11  7.54%  Senior Notes due  September 1, 2007 among the  Registrant,
               Security Life of Denver Insurance Company, Life Insurance Company
               of Georgia, Peerless Insurance Company, Indiana Insurance Company
               and  Southland  Life  Insurance  Company dated as of September 1,
               1997, filed herewith
        27     Financial Data Schedule

        * Incorporated by reference to the definitive proxy statement for the 1997 annual shareholders meeting.

(b)     Reports on Form 8-K filed during the second quarter of 1998:  None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Globe Business Resources, Inc.



                                            By:    /s/Sharon G. Kebe
                                               ---------------------------------
                                               Senior Vice President-Finance
                                                  and Treasurer
                                               (Principal Financial Officer)

Signed:  October 6, 1997