Form 10-Q/A
period 1997-08-31
GLOBE BUSINESS RESOURCES INC
filed 1997-10-09
CIK 1004571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A

                                AMENDMENT NO. 1
                                       TO

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

        This Amendment is filed to correct a transmission error in the Accounts Receivable number in the Consolidated Statement of Cash Flows.

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                       For the six months ended,
                                                        August 31,    August 31,
                                                           1997         1996
                                                        ----------    ----------
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  2,648    $  1,947
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
   Rental furniture depreciation                              3,523       2,917
   Other depreciation and amortization                        1,023         485
   Provision for losses on accounts receivable                  255          50
   Provision for deferred income taxes                          887         507
   (Gain)/loss on sale of property and equipment                 (4)          4
   Book value of furniture sales and rental buyouts           5,932       5,811
   Changes in assets and liabilities:
     Accounts receivable                                     (2,634)     (1,205)
     Other assets, net                                           (6)       (115)
     Prepaid expenses                                           127        (188)
     Accounts payable                                           959          15
     Customer deposits                                          144         (35)
     Accrued compensation                                      (181)       (854)
     Accrued taxes                                              279         504
     Accruted interest payable                                  393          94
     Other accrued expenses                                     178        (133)
                                                           --------    --------
        Net cash provided by operating activities            13,523       9,804
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                               (12,132)    (15,150)
Purchases of property and equipment                          (2,503)       (714)
Proceeds from disposition of property and equipment               7        --
Debenture retirement                                           --           (59)
Purchase of businesses, net of cash acquired                 (5,432)     (5,912)
                                                           --------    --------
        Net cash used in investing activities               (20,060)    (21,835)
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreement                 56,316      49,023
Repayments on the revolving credit agreement                (50,885)    (35,853)
Net proceeds (repayments) of other debt                       1,370        (595)
Principal payments under capital lease obligations             (211)       (162)
Exercise of common stock options                                  6          15
                                                           --------    --------
        Net cash provided by financing activities             6,596      12,428
                                                           --------    --------
Net (decrease)/increase in cash                                  59         397
Cash at beginning of period                                     717         133
                                                           --------    --------
Cash at end of period                                      $    776    $    530
                                                           --------    --------


   The accompanying notes are an integral part of these financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Globe Business Resources, Inc.



                                            By:    /s/Sharon G. Kebe
                                               ---------------------------------
                                               Sharon G. Kebe
                                               Senior Vice President-Finance
                                                  and Treasurer
                                               (Principal Financial Officer)

Signed:  October 9, 1997