Form 10-Q
period 1997-11-30
GLOBE BUSINESS RESOURCES INC
filed 1998-01-07
CIK 1004571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended November 30, 1997     Commission File No. 0-27682



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


     As of January 2, 1998, 4,548,399 shares of the Registrant's common stock, no par value, were outstanding.

                         GLOBE BUSINESS RESOURCES, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q



                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements

            Consolidated Balance Sheet -                                      3
            November 30, 1997 and February 28, 1997

            Consolidated Statement of Income -                                4
            Three and nine months ended November 30, 1997 and 1996

            Consolidated Statement of Cash Flows -                            5
            Nine months ended November 30, 1997 and 1996

            Notes to Consolidated Financial Statements                        6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    10



PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings                                                15

   Item 2.  Changes in Securities                                            15

   Item 3.  Defaults Upon Senior Securities                                  15

   Item 4.  Submission of Matters to a Vote of Security Holders              15

   Item 5.  Other Information                                                15

   Item 6.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                           15

                         PART I - FINANCIAL INFORMATION

                         GLOBE BUSINESS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)

                                                  November 30,    February 28,
                                                      1997            1997
                                                ----------------  -------------
                                                  (Unaudited)

ASSETS:
Cash                                                 $      876       $     717
Trade accounts receivable, less
  allowance for doubtful
  accounts of $798 and $460,
  respectively                                            8,509           5,345
Other receivables                                           581             342
Prepaid expenses                                          1,890           1,504
Rental furniture, net                                    53,931          48,462
Property and equipment, net                               7,881           4,907
Goodwill and other intangibles, net                      22,998          10,243
Other, net                                                  326             258
                                                 --------------   --------------
  Total assets                                       $   96,992       $  71,778
                                                 ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                     $    5,856       $   4,012
Customer deposits                                         1,359           1,343
Accrued compensation                                      2,633           1,762
Accrued taxes                                               542             557
Deferred income taxes                                     4,008           2,901
Accrued interest payable                                    522             371
Other accrued expenses                                      975             480
Debt                                                     46,285          30,516
                                                 --------------   --------------
  Total liabilities                                      62,180          41,942
                                                 --------------   --------------

Common stock and other shareholders' equity:
  Common stock, no par, 15,000,000 and
    10,000,000 shares authorized, 4,519,724
    and 4,440,509 shares issued and outstanding          21,040          19,883
  Retained earnings                                      17,856          14,037
  Fair market value in excess of historical
    cost of acquired net assets attributable
    to related party transactions                        (4,084)         (4,084)
                                                 --------------   --------------

  Total common stock and other shareholders'
     equity                                              34,812          29,836
                                                 --------------   --------------

  Total liabilities and shareholders' equity         $   96,992      $   71,778
                                                 ==============   ==============


     The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)



                                   For the three months ended,  For the nine months ended,
                                   ---------------------------  --------------------------

                                   November 30,   November 30,   November 30,  November 30,
                                       1997           1996           1997         1996
                                   ------------  -------------  -------------  ------------
                                         (Unaudited)                    (Unaudited)


Revenues:
   Rental sales                   $   11,415   $   10,361      $   35,015      $   30,154
   Corporate housing sales            11,586        3,455          28,050           7,124
   Retail sales                        5,032        3,788          12,246          11,149
                                 -----------  -----------     -----------   -------------
                                      28,033       17,604          75,311          48,427
                                 -----------  -----------     -----------   -------------

Costs and expenses:
   Cost of rental sales                2,442        2,643           8,307           7,834
   Cost of corporate housing
     sales                             8,392        2,458          20,011           4,960
   Cost of retail sales                3,041        2,351           7,594           6,860
   Warehouse and delivery              3,011        2,102           8,354           6,032
   Occupancy                           1,774        1,506           5,171           4,355
   Selling and advertising             2,529        2,273           7,006           6,243
   General and administration          3,916        2,189          10,169           6,322
                                 -----------  -----------     -----------   -------------
                                      25,105       15,522          66,612          42,606
                                 -----------  -----------     -----------   -------------

Operating income                       2,928        2,082           8,699           5,821

Other expenses (income):
  Interest expense                       801          470           2,154           1,077
  Other, net                              80         (40)             155            (98)
                                 -----------  -----------     -----------   -------------
                                         881          430           2,309             979

Income before income taxes             2,047        1,652           6,390           4,842

Provision for income taxes               790          606           2,485           1,849
                                 -----------  -----------     -----------   -------------

Net income                        $    1,257   $    1,046      $    3,905      $    2,993
                                 ===========  ===========     ===========   =============


Net income per common share           $ 0.28       $ 0.24          $ 0.88         $ 0.70
                                 ===========  ===========     ===========   =============

Weighted average number of
  common shares outstanding            4,470        4,353           4,451           4,305


     The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                      For the nine months ended,
                                                      --------------------------
                                                      November 30,  November 30,
                                                         1997          1996
                                                      ------------  ------------
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   3,905      $   2,993
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Rental furniture depreciation                          5,399          4,456
    Other depreciation and amortization                    1,752            778
    Provision for losses on accounts receivable              398            167
    Provision for deferred income taxes                    1,107            752
    (Gain)/loss on sale of property and equipment             (4)             7
    Book value of furniture sales and rental
      buyouts                                              9,234          8,911
    Changes in assets and liabilities:
      Accounts receivable                                 (4,188)        (1,236)
      Other assets, net                                       13              1
      Prepaid expenses                                       (38)          (111)
      Accounts payable                                     1,429           (723)
      Customer deposits                                     (143)          (217)
      Accrued compensation                                    85           (536)
      Accrued taxes                                          (40)           404
      Accrued interest payable                               151             68
      Other accrued expenses                                 276           (239)
                                                       ---------       --------
        Net cash provided by operating activities         19,336         15,475
                                                       ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                            (19,419)       (18,260)
Purchases of property and equipment                       (3,291)        (1,034)
Proceeds from disposition of property and equipment            7              -
Debenture retirement                                           -            (59)
Purchase of businesses, net of cash acquired             (11,814)       (10,249)
                                                       ---------       --------
        Net cash used in investing activities            (34,517)       (29,602)
                                                       ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreement              95,756         70,915
Repayments on the revolving credit agreement            (111,458)       (55,705)
Borrowings on the senior note                             30,000              -
Borrowings/(repayments) of other debt                      1,384           (594)
Principal payments under capital lease obligations          (366)          (245)
Exercise of common stock options                              24             15
                                                       ---------       --------
        Net cash provided by financing activities         15,340         14,386
                                                       ---------       --------

Net increase in cash                                         159            259
Cash at beginning of period                                  717            133
                                                       ---------       --------
Cash at end of period                                  $     876      $     392
                                                       =========      =========

     The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1 -- PRESENTATION OF INTERIM INFORMATION

     In the opinion of the management of Globe Business Resources, Inc., the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly its financial position as of November 30, 1997, and the results of its operations for the three and nine months ended November 30, 1997 and 1996 and its cash flows for the nine months ended November 30, 1997 and 1996. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes in its Form 10-K for the fiscal year ended February 28, 1997.


NOTE 2 -- ACQUISITIONS

     On April 28, 1997, Globe acquired substantially all the assets of privately owned The Hotel Alternative, Inc. ("THA") for approximately $3,400 in cash, the assumption of certain liabilities and contingent consideration consisting of up to $1,000 payable in the fourth quarter of fiscal year 1998 and up to 50,000 shares of Globe common stock, currently held in escrow, issuable in the first quarter of fiscal year 1999. THA, with operations in Seattle, Washington and Portland, Oregon, provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. THA maintained an inventory of approximately 500 leased housing units at the time of acquisition and had annual revenues of approximately $6.0 million for the year ended December 31, 1996.

     On June 5, 1997, Globe and the prior owner of Guest Suites, Inc. agreed to final settlement of contingent consideration related to Globe's December 16, 1996 asset acquisition. The settlement, recorded as an adjustment to the original purchase price during the second quarter of fiscal 1998, consisted of $350 and 2,500 shares of Globe common stock.

     On July 11, 1997, Globe acquired substantially all the assets of privately owned Executive Relocation Services, Inc. ("ERS") for approximately $1,600 in cash, the assumption of certain liabilities and contingent consideration consisting of up to $500 payable in two installments of up to $250 in the first quarter of fiscal 1999 and fiscal 2000. ERS operates in Nashville, Tennessee and provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. ERS maintained an inventory of approximately 200 leased housing units at the time of acquisition and had annual revenues of approximately $2.6 million for the year ended December 31, 1996.

     On September 1, 1997, Globe acquired substantially all the assets of privately owned Research Triangle Guest Houses ("RTGH"), a division of Turner Creek Enterprises, Inc., for approximately $225 in cash. RTGH operates in Raleigh/Durham, North Carolina and provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. RTGH maintained an inventory of approximately 170 leased housing units at the time of acquisition and had annual revenues of approximately $2.7 million for the year ended June 30, 1997.

     On October 10, 1997, Globe acquired substantially all the assets of privately owned Corporate Lodging, Inc. ("CLI") for approximately $1,100 in cash and the assumption of certain liabilities. CLI operates in Nashville, Tennessee and provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. CLI maintained an inventory of approximately 170 leased housing units at the time of acquisition and had annual revenues of approximately $2.1 million for the year ended December 31, 1996.

     On November 1, 1997, Globe acquired privately owned Oxford Furnished Apartments, Inc. ("OFA") pursuant to a stock purchase agreement for $6.0 million in cash, 91,000 shares of Globe common stock, and contingent consideration payable in cash by March 1, 1998, subject to certain levels of operating income for the twelve months ended December 31, 1997. At closing, Globe paid $6.0 million in cash and delivered 63,700 shares of common stock. The remaining 27,300 shares of common stock were placed in escrow to be distributed November 1, 1998 if certain representations and warranties are met. OFA, based in Indianapolis, Indiana with operations in Illinois, Indiana, Michigan and Ohio, provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. OFA maintained an inventory of approximately 1,000 leased housing units at the time of acquisition and had annual revenues of approximately $13.0 million for the year ended December 31, 1996.

     In accordance with APB No. 16, these acquisitions were accounted for using the purchase method.

     The purchase price allocation for the acquired businesses is as follows:



                                                          (Unaudited)
                                                          -----------

Cash, receivables and prepaids                              $    897
Rental furniture                                                 683
Property and equipment                                           331
Other assets                                                      81
Goodwill and other intangibles                                13,385
                                                          ----------
                                                              15,377
Liabilities assumed                                           (1,536)
                                                          ----------
                                                            $ 13,841
                                                          ==========


     The following table sets forth certain Globe consolidated income statement data on a pro forma basis, as if THA, ERS, RTGH, CLI, and OFA were acquired at the beginning of the periods indicated.



                                                          Nine months ended
                                                             November 30,
                                                       -------------------------
                                                           1997           1996
                                                       -------------------------

Revenues                                               $  93,856       $ 75,847
Net income                                                 4,827          3,993
Net income per common share                            $    1.07       $   0.91
Weighted average number of common
  shares outstanding                                       4,499          4,369


SUBSEQUENT EVENT

     On December 1, 1997, Globe acquired substantially all the assets of privately owned O'Shaughnessy Enterprises, Inc., dba Suite Living, ("SL") for approximately $2,600 in cash, 73,395 shares of Globe common stock and the assumption of certain liabilities. The cash component is payable on January 2, 1998 by means of a 6% promissory note, while 28,395 shares of common stock were issued at closing. The remaining 45,000 shares, currently held in escrow, are issuable December 1, 1998 if certain representations and warranties are met. SL, based in Oceanside, California, provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants in Southern California and Phoenix, Arizona. SL maintained an inventory of approximately 400 leased housing units at the time of acquisition and had annual revenues of approximately $5.1 million for the year ended December 31, 1996.

NOTE 3 -- EARNINGS PER SHARE

     Earnings per share for the periods ended November 30, 1997 and 1996 were determined by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Outstanding stock options are not included as common stock equivalents as their exercise would not cause a dilutive effect in excess of 3%.

     The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", in February 1997. This Statement must be adopted in the fourth quarter of fiscal year 1998. Early adoption is not permitted. Had earnings per share been calculated under the provisions of SFAS No. 128 for the third quarter and first nine months of fiscal years 1998 and 1997, reported earnings per share and related shares outstanding would have been as follows:


                                      For the three months ended,          For the nine months ended,
                                    -------------------------------      -------------------------------
                                      November 30,    November 30,       November 30,    November 30,
                                          1997             1996              1997            1996
                                    --------------   --------------      -------------------------------
                                              (Unaudited)                          (Unaudited)

Earnings per common share:
    Basic                           $     0.28       $     0.24          $     0.88       $     0.70
    Diluted                         $     0.27       $     0.24          $     0.86       $     0.69

Weighted average number of common shares outstanding:
    Basic                                4,470            4,353               4,451            4,305
    Diluted                              4,578            4,379               4,535            4,340



NOTE 4 -- RENTAL FURNITURE



                                          November 30,          February 28,
                                               1997                  1997
                                       -----------------    --------------------
                                          (Unaudited)

Furniture on rental                           $   41,783            $   39,509
Furniture on hand                                 22,058                16,808
                                       -----------------    ------------------
                                                  63,841                56,317
Accumulated depreciation                          (9,910)               (7,855)
                                       -----------------    ------------------
                                              $   53,931            $   48,462
                                       =================    ==================

NOTE 5 -- DEBT

     Outstanding debt consists of:


                                                       November 30, February 28,
                                                           1997         1997
                                                       -----------  ----------
                                                       (Unaudited)

The Fifth Third Bank and PNC Bank unsecured
  revolving note, average interest of 7.35%          $   12,852      $      -

The Fifth Third Bank, PNC Bank, KeyBank and
  Fountain Square Commercial Funding Corp.
  secured revolving note, average interest
  of 7.59%                                                    -         28,554

7.54% Senior Notes, unsecured, interest
  payable semi-annually on March 1 and
  September 1, due September 1, 2007                     30,000              -

6.0% note payable to seller of acquired
  business, payable in monthly installments,
  due December 31, 2000                                     925          1,150

7.5% note payable to seller of acquired
  business, payable in monthly installments,
  due November 2, 1998                                      204            271

8.5% construction loan payable to The Fifth
  Third Bank, interest payable in monthly
  installments, due December 1, 1997                      1,520              -

Capital lease obligations                                   784            541
                                                   ------------     ----------
                                                     $   46,285     $   30,516
                                                   ============     ==========


     The funds required for the THA, ERS and RTGH acquisitions (see Note 2) were derived from borrowings under the Company's secured revolving Credit Agreement. This agreement was replaced on September 29, 1997 by the unsecured revolving Credit Agreement. The funds required for the CLI and OFA acquisitions (see Note
2) were derived from borrowings under the Company's unsecured revolving Credit Agreement. At November 30, 1997, the revolving Credit Agreement provided a total unused credit facility of approximately $17.1 million.


SUBSEQUENT EVENT

     Effective December 1, 1997 the construction loan was amended to a mortgage note due December 1, 2002, with principal and interest payable monthly. The Company can elect to fix the interest rate for a one, three, or five year period based on the corresponding Treasury Note rate plus 175 basis points. Principal and interest are amortized over a fifteen year period. At December 1, 1997 the interest rate was 7.2%.

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



                        For the three months ended,   For the nine months ended,
                        ---------------------------   --------------------------
                        November 30,  November 30,    November 30,  November 30,
                            1997          1996          1997            1996
                        ------------  ------------   ------------  -------------

Revenues:
  Rental sales             40.7%         58.9%          46.5%        62.3%
  Corporate housing
    sales                  41.3%         19.6%          37.2%        14.7%
  Retail sales             18.0%         21.5%          16.3%        23.0%
                         -------       -------        -------      -------
    Total revenues        100.0%        100.0%         100.0%       100.0%
Gross profit:
  Rental sales             78.6%         74.5%          76.3%        74.0%
  Corporate housing
    sales                  27.6%         28.9%          28.7%        30.4%
  Retail sales             39.6%         37.9%          38.0%        38.5%
                         -------       -------        -------      -------
    Total gross profit     50.5%         57.7%          52.3%        59.4%
Operating expenses         40.1%         45.8%          40.8%        47.4%
                         -------       -------        -------      -------
Operating income           10.4%         11.8%          11.6%        12.0%
Interest/other              3.1%          2.4%           3.1%         2.0%
                         -------       -------        -------      -------
Income before taxes         7.3%          9.4%           8.5%        10.0%
                         =======       =======        =======      =======

IMPACT OF CORPORATE HOUSING ACQUISITIONS

     Globe entered the corporate housing business in fiscal 1997 by making three asset acquisitions, one in June 1996 and two in December 1996. Globe acquired five additional corporate housing businesses in the first nine months of fiscal 1998 with the asset acquisitions of The Hotel Alternative, Inc. in April 1997, Executive Relocation Services, Inc. in July 1997, Research Triangle Guest Houses in September 1997 and Corporate Lodging, Inc. in October 1997 and the stock purchase of Oxford Furnished Apartments, Inc. in November 1997. A sixth corporate housing acquisition was made in December 1997, subsequent to completion of the third quarter.

     The acquisition of Oxford Furnished Apartments was the Company's most significant to date and marks Globe's entry into the corporate housing business in eight midwestern markets.

     The corporate housing business has a lower gross profit margin, as well as lower operating expenses as a percentage of sales, than the furniture rental business. As a result, the Company's gross profit margin and operating expenses as a percentage of sales are both lower in the first nine months of fiscal 1998 than in the prior year. Gross profit margin on rental sales for the first nine months of 1998 was 76.3%, versus 28.7% for the combined corporate housing businesses. Comparable gross profit margins for the first nine months of 1997 were 74.0% and 30.4%, respectively. Because the Company started to integrate its furniture rental and corporate housing operations in the first quarter of fiscal 1998, operating expenses and, therefore, operating margins for furniture rental and corporate housing cannot be specifically identified, however, the combined operating margin for the businesses has remained stable, dropping only slightly to 11.6% for the first nine months of 1998 from 12.0% for the same period of 1997.

     Corporate housing companies' assets consist primarily of accounts receivable, customer deposits and some minor furniture and fixed asset balances. Consequently, the purchase price for these businesses is allocated largely to goodwill and other intangibles. Cost of goodwill and other intangibles related to the fiscal 1998 and 1997 corporate housing acquisitions approximated $23.9 million and is being amortized as a cost of corporate housing revenues on a straight-line basis primarily over twenty years. Goodwill and intangibles amortization reduced gross profit by $0.6 million, or 2.2 percentage points, in the first nine months of fiscal 1998 and a $0.1 million, or 1.3 percentage points in the first nine months of fiscal 1997. These amortization expenses reduced the Company's operating margin by 0.8 percentage points in the first nine months of fiscal 1998 versus 0.2 percentage points in the same period of fiscal 1997. Excluding amortization expenses, operating margins improved to 12.4% in the first nine months of fiscal 1998 from 12.2% in the first nine months of fiscal 1997.

     Globe plans to continue its consolidation of corporate housing through additional acquisitions, thereby capitalizing on the desire of many corporations to have a corporate housing company that can meet their needs nationally. With the fiscal 1998 and 1997 acquisitions, Globe has expanded its presence into seventeen markets and is the market leader in several of these markets, with annualized corporate housing revenues in excess of $60 million. Globe is currently in the number two position in the industry.

     As Globe increases its presence in the corporate housing business it is possible that competing corporate housing companies that are customers of Globe may transfer their furniture rental business to other vendors. At the end of December, 1997, the Company's annualized revenues from competing corporate housing companies approximated $6.7 million.

     Due to the significant impact of the corporate housing acquisitions on the Company's operations and financial results, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

COMPARISON OF THIRD QUARTER FISCAL 1998 TO THIRD QUARTER FISCAL 1997

     Total revenues of $28.0 million increased $10.4 million, or 59.2%, in the third quarter of fiscal 1998, from $17.6 million in the third quarter of fiscal 1997, primarily due to acquisitions which occurred subsequent to the third quarter of fiscal 1997. Excluding the corporate housing operations, total revenues increased $2.3 million, or 16.2%, in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997.

     Rental revenues of $11.4 million in the third quarter of fiscal 1998 increased 10.2% from $10.4 million in the third quarter of fiscal 1997. This growth resulted from significant volume increases in the California and Denver markets as well as several midwestern markets, and is partially attributable to a furniture rental acquisition which occurred during the third quarter of fiscal 1997.

     Corporate housing revenues of $11.6 million in the third quarter of fiscal 1998 increased 235.3% from $3.4 million in the third quarter of fiscal 1997. This increase was primarily caused by acquisitions which occurred subsequent to the third quarter of fiscal 1997.

     Sales revenues of $5.0 million increased $1.2 million, or 32.8%, in the third quarter of fiscal 1998 from $3.8 million in the third quarter of fiscal 1997, driven by a large new office furniture sale.

     Gross profit of $14.2 million in the third quarter of fiscal 1998 increased $4.0 million, or 39.5%, from $10.2 million in the third quarter of fiscal 1997 and declined as a percentage of revenues to 50.5% from 57.7% over the same period due to the higher mix of corporate housing revenues and the lower margins associated with these revenues. Gross profit on both rental and retail sales improved versus the comparable prior year period.

     Operating expenses of $11.2 million in the third quarter of fiscal 1998 increased 39.2% from $8.1 million in the third quarter of fiscal 1997 primarily as a result of acquisitions, but, as a percentage of total revenues declined to 40.1% from 45.8% over the same period as a result of corporate housing's lower operating expenses as a percent of sales.

     As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income increased 40.6% to $2.9 million, or 10.4% of revenues in the third quarter of fiscal 1998, from $2.1 million, or 11.8% of revenues in the third quarter of fiscal 1997.

     Interest/other expense increased $0.5 million to $0.9 million in the third quarter of fiscal 1998 from $0.4 million in the third quarter of fiscal 1997 and as a percentage of total revenues increased to 3.1% from 2.4% over the same period. The increased expense for fiscal 1998 was due primarily to higher debt balances than in the comparable period of fiscal 1997. The debt increase was the result of funding required for acquisitions.

     Income before income taxes of $2.0 million in the third quarter of fiscal 1998 increased $0.4 million, or 23.9%, compared to the third quarter of fiscal 1997 and as a percentage of revenues decreased to 7.3% from 9.4% over the same period.

     The Company's effective tax rate, which includes federal, state and local taxes, increased slightly to 38.6% in the third quarter of fiscal 1998 as compared to 36.7% in the third quarter of fiscal 1997.

COMPARISON OF NINE MONTHS ENDED NOVEMBER 30, 1997 TO NINE MONTHS ENDED NOVEMBER 30, 1996

     Total revenues of $75.3 million increased $26.9 million, or 55.5%, in the first nine months of fiscal 1998, from $48.4 million in the first nine months of fiscal 1997, primarily due to acquisitions. Excluding the corporate housing operations, total revenues increased $6.0 million, or 14.4%, in the first nine months of fiscal 1998 compared to the first nine months of fiscal 1997.

     Rental revenues of $35.0 million in the first nine months of fiscal 1998 increased 16.1% from $30.2 million in the first nine months of fiscal 1997, driven by strong volume growth in the California and Denver markets plus several midwestern markets. The growth is partially attributable to furniture rental acquisitions made during the second and third quarters of fiscal 1997.

     Corporate housing revenues of $28.1 million in the first nine months of fiscal 1998 increased from $7.1 million in the first nine months of fiscal 1997 due to acquisitions.

     Sales revenues of $12.2 million increased $1.1 million, or 9.8%, in the first nine months of fiscal 1998 from $11.1 million in the first nine months of fiscal 1997. This increase is largely attributable to a large new office furniture sale which occurred during the third quarter.

     Gross profit of $39.4 million in the first nine months of fiscal 1998 increased $10.6 million, or 36.9%, from $28.8 million in the first nine months of fiscal 1997 and declined as a percentage of revenues to 52.3% from 59.4% over the same period due to the higher mix of corporate housing revenues and the lower margins associated with these revenues.

     Operating expenses of $30.7 million in the first nine months of fiscal 1998 increased 33.8% from $23.0 million in the first nine months of fiscal 1997 primarily as a result of acquisitions, but, as a percentage of total revenues declined to 40.8% from 47.4% over the same period due to the impact of corporate housing's lower operating expenses as a percentage of sales.

     As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income increased 49.4% to $8.7 million, or 11.6% of revenues in the first nine months of fiscal 1998, from $5.8 million, or 12.0% of revenues in the first nine months of fiscal 1997.

     Interest/other expense increased $1.3 million to $2.3 million in the first nine months of fiscal 1998 from $1.0 million in the first nine months of fiscal 1997 and as a percentage of total revenues increased to 3.1% from 2.0% over the same period. The increased expense for fiscal 1998 was due primarily to higher debt balances than in the comparable period of fiscal 1997. The increase in debt was driven by funding required for acquisitions.

     Income before taxes of $6.4 million in the first nine months of fiscal 1998 increased $1.6 million, or 32.0%, compared to the first nine months of fiscal 1997 and as a percentage of revenues decreased to 8.5% from 10.0% over the same period.

     The Company's effective tax rate, which includes federal, state and local taxes, increased slightly to 38.9% in the first nine months of fiscal 1998 from 38.2% in the same period of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     On September 29, 1997, the Company established a $30.0 million unsecured line of credit which replaced an existing $45.0 million secured line of credit. Interest rates for this revolving line of credit are based on a leverage formula, which is currently the lesser of the prime rate minus 25 basis points or LIBOR plus 150 basis points. At January 2, 1998, the line of credit provided up to $30.0 million of financing for the Company which will be available for acquisitions and general corporate purposes. The unused line of credit as of January 2, 1998 was $16.9 million.

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

     From March 1, 1997 through January 2, 1998 Globe used approximately $15.3 million from its lines of credit, issued 94,595 shares of common stock and assumed certain liabilities in completing six acquisitions and reaching a final settlement on contingent consideration for a fiscal 1997 acquisition. (See note 2 to the consolidated financial statements for further discussion of these acquisitions.)

     The Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $19.4 million in the first nine months of fiscal 1998 and $18.3 million in the first nine months of fiscal 1997. As the Company's growth strategies are implemented, furniture purchases are expected to increase.

     Capital expenditures were $3.3 million and $1.0 million in the first nine months of fiscal 1998 and 1997, respectively. The significant increase in fiscal 1998 is largely attributable to continued development of computer systems and construction of a new building in Indianapolis, Indiana. Costs to further develop the computer systems will be incurred in the next 12-15 months. These expenses are anticipated to be approximately $1.6 million. Acquisitions of property and equipment financed through capital leases and not reflected in the preceding capital expenditure data were $0.5 million and $0.1 million over the same periods.

     On March 13, 1997, Globe obtained a $1.5 million mortgage note to fund construction of the building in Indianapolis. The Company can elect to fix the interest rate for a one, three, or five year period based on the corresponding Treasury Note rate plus 175 basis points. The initial term of the note requires full payment of the then outstanding balance on December 1, 2002, however the Company expects to renew the note for an additional five-year period at this date.

     In the first nine months of fiscal 1998 and 1997, net cash provided by operations was $19.3 million and $15.5 million, respectively, generating $3.4 and $3.9 million, respectively, less cash than was necessary to fund investing activities (excluding acquisitions), thus requiring use of the Company's credit facilities. Furniture purchases, which have historically been seasonally weighted to the first half of the year, are the primary reason for use of the credit facilities. In order to support the large retail sale which occurred during the third quarter and to begin replacing rental furniture with owned furniture at selected corporate housing locations, third quarter 1998 purchases continued at levels consistent with the first two quarters. These purchases are expected to decrease during the fourth quarter. Any temporary cash deficiencies resulting from these purchases will be funded via the line of credit. The Company expects cash flow from operations plus the credit facilities to be sufficient to fund the Company's needs for the foreseeable future.

                                     PART II


                                     ITEM 1
                                LEGAL PROCEEDINGS

                                      None



                                     ITEM 2
                              CHANGES IN SECURITIES

     On October 31, 1997 the Company issued 91,000 shares of common stock to Mary Beth Gadus as part of the consideration for the acquisition of Oxford Furnished Apartments, Inc. 63,700 of these shares were delivered at closing. 27,300 of these shares are held in escrow to be distributed November 1, 1998 if certain conditions are met.

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

(a)     Exhibits:

     3(i)      Amendment to Articles of Incorporation

     10.8      1997 Stock Option and Incentive Plan*

     10.9      1997 Directors Stock Option Plan*

     10.10 Credit Agreement among the Registrant, The Fifth Third Bank and PNC Bank dated as of September 29, 1997

     10.11 7.54% Senior Notes due September 1, 2007 among the Registrant, Security Life of Denver Insurance Company, Life Insurance Company of Georgia, Peerless Insurance Company, Indiana Insurance Company and Southland Life Insurance Company dated as of September 1,1997

     10.12     Severance Agreement for Jeffery D. Pederson, filed herewith

        27     Financial Data Schedule

* Incorporated by reference to the definitive proxy statement for the 1997 annual shareholders meeting.

   Certain instruments evidencing debt of the registrant, none of which exceed 10% of total assets, are not being filed herewith. A copy will be provided to the SEC at its request.

(b)  Reports on Form 8-K filed during the third quarter of 1998:

     Form 8-K filed November 10, 1997 for the Oxford Furnished Apartments, Inc. acquisition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Globe Business Resources, Inc.



                                            By:    Sharon G. Kebe
                                               --------------------------------
                                               Senior Vice President-Finance
                                                  and Treasurer (Principal
                                                  Financial Officer)

Signed:  January 6, 1998