Form 10-K405
period 1998-02-28
GLOBE BUSINESS RESOURCES INC
filed 1998-05-11
CIK 1004571

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended February 28, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-27682

                         GLOBE BUSINESS RESOURCES, INC.

Incorporated under the                                    IRS Employer
     laws of Ohio                                  Identification No. 31-1256641

                               11260 Chester Road
                                    Suite 400
                             Cincinnati, Ohio 45246
                              Phone: (513) 771-8287

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------
                           Common Stock, no par value


                           --------------------------


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of May 1, 1998, 4,548,399 shares of the Registrant's common stock, no par value, were outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant at May 1, 1998, was approximately $37.9 million computed at the closing price of $14.125 per share on that date.


                           --------------------------


                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.


--------------------------------------------------------------------------------

                         GLOBE BUSINESS RESOURCES, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                                     Page
                                                                                     ----

Part I
------
Item 1  -  Business                                                                   1
Item 2  -  Properties                                                                 6
Item 3  -  Legal Proceedings                                                          6
Item 4  -  Submission of Matters to a Vote of Security Holders                        6

Part II
-------
Item 5  -  Market for Registrant's Common Equity and Related Stockholder Matters      7
Item 6  -  Selected Financial Data                                                    8
Item 7  -  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                 10
Item 8  -  Financial Statements and Supplementary Data                               17
Item 9  -  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                       17

Part III
--------
Item 10  -  Directors and Executive Officers of the Registrant                       17
Item 11  -  Executive Compensation                                                   17
Item 12  -  Security Ownership of Certain Beneficial Owners and Management           17
Item 13  -  Certain Relationships and Related Transactions                           17

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

         Rent-to-rent and corporate housing are both estimated to generate in excess of $750 million in annual revenues. Historically, a significant portion of these industries has been comprised of small local and regional businesses. Both businesses have experienced significant consolidation over the last several years and are expected to undergo continued consolidation in the future, as consolidators capitalize on the desire of many corporations to have both rent-to-rent and corporate housing providers that can meet their needs nationally. The top four companies in the rent-to-rent business account for a market share of approximately 75%, while the top four companies in the corporate housing business account for a market share approaching 60%. Globe is the largest, and the only publicly-held, company that is currently pursuing a strategy of integrating these two consolidating businesses. There are several private companies that have integrated rent-to-rent furniture and corporate housing.

COMPANY BACKGROUND AND STRATEGY

         Globe is an Ohio corporation formed in 1988 to acquire existing rent-to-rent furniture businesses. At that time, the Company operated in Michigan and Ohio. Subsequently, Globe implemented an aggressive strategy of expanding market share through both internal growth, primarily by commencing operations in several midwestern cities, and through four rent-to-rent acquisitions in both the midwest and west. The Company completed an initial public offering of its Common Stock in February of 1996, at which time it had operations in four midwestern and six western states. Since completion of the initial public offering, Globe has accelerated its expansion through a combination of rent-to-rent and corporate housing acquisitions, as discussed under "Current Business Developments" below.

         The Company is a leading consolidator in the temporary relocation industry and operates in both the highly competitive rent-to-rent segment of furniture rental, doing business under the name Globe Furniture Rentals, and in the corporate housing market, doing business as Globe Corporate Stay International. Globe is the third largest company in the rent-to-rent segment and is vying with a small number of corporate housing companies for the number two position in corporate housing. The Company has an established reputation for quality furniture and a high level of customer service. It rents office and residential furniture to a variety of corporate and individual customers with temporary and transitional needs through 22 showrooms in Arizona, California, Colorado, Indiana, Kentucky, Michigan, Nevada, North Carolina, Ohio, Oregon and Washington. The Company operates in the corporate housing market by providing fully furnished short-term housing through an inventory of leased housing units to temporarily assigned corporate personnel, new hires, trainees, consultants, government employees and other individuals in Arizona, California, Illinois, Indiana, Michigan, Missouri, North Carolina, Ohio, Oregon, Tennessee, Texas and Washington. The Company sells residential and office furniture that no longer meets its "showroom condition" standards for rental through its clearance centers and offers new furniture for sale through its showrooms and its account executives.

         Management believes that the demand for office and residential rental furniture, as well as corporate housing, is driven by the changing trends in American business towards flexibility and outsourcing, continued growth in management and professional employment levels and the resulting impact of a more mobile and transitory "white collar" workforce. Office furniture rental customers include Fortune 500 companies with temporary, seasonal or outsourcing requirements as well as small businesses and professional practices that desire to conserve capital. Residential furniture customers include both institutional and individual customers. Corporate housing customers include transferring or temporarily assigned corporate personnel and other individuals whose lives are in transition.

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

         The Company intends to become the leading national player in meeting the country's temporary relocation needs and, to that end, is integrating its rent-to-rent and corporate housing businesses. To further this integration, during fiscal 1998 the Company realigned its management structure into five regions, each headed by a Regional Vice President reporting to an Executive Vice President in charge of operations. Each of the five Regional Vice Presidents is responsible for operations in both businesses. At the beginning of fiscal 1998, Globe did not have both a rent-to-rent and a corporate housing business in any of its twenty-one markets. At the end of fiscal 1998, the Company had both rent-to-rent and corporate housing operations in eleven of its twenty-five markets.

         Globe's rent-to-rent operating formula emphasizes its combined rental/retail facilities, high quality furniture, new furniture sales, centralized administrative functions, decentralized sales and marketing and an ongoing commitment to superior customer service. Management believes this formula has been an important contributor to its success.

         The companies acquired by Globe in the corporate housing businesses have similar characteristics to Globe's rent-to-rent operations, as they have strong reputations for superior customer service and they typically have a leading market share.

         The Company's growth strategies include: (1) continued acquisition of corporate housing companies, particularly in major metropolitan markets where the Company has no presence; (2) continued expansion of the rent-to-rent business, both through selected acquisitions and through "grass roots" operations in markets where the Company has recently acquired a corporate housing business; and (3) increased market share in the office furniture business.

CURRENT BUSINESS DEVELOPMENTS

         Globe implemented an aggressive acquisition strategy in fiscal 1997 by completing five asset acquisitions. Three of these acquisitions allowed the Company to enter the corporate housing market, thereby expanding the services provided and beginning the corporate housing consolidation strategy.

         During fiscal 1998, the Company used approximately $16.3 million from its line of credit, issued 94,595 shares of stock and assumed certain liabilities in completing seven corporate housing acquisitions and settling contingent consideration on a fiscal 1997 acquisition. On April 28, 1997, the assets of privately owned The Hotel Alternative, Inc. were acquired. On July 11, 1997, the assets of privately owned Executive Relocation Services, Inc. were acquired. On September 1, 1997 the assets of privately owned Research Triangle Guest Houses (a division of Turner Creek Enterprises, Inc.) were acquired. On October 10, 1997 the assets of privately owned Corporate Lodging, Inc. were acquired. On November 1, 1997 privately owned Oxford Furnished Apartments, Inc. was acquired pursuant to a stock purchase agreement. On December 1, 1997 the assets of privately owned O'Shaughnessy Enterprises, Inc. were acquired. On February 1, 1998 privately owned Accommodations Plus was acquired pursuant to a stock purchase agreement. See Note 2 to the consolidated financial statements for further discussion of these acquisitions.

         With the fiscal 1998 and 1997 acquisitions, Globe has expanded its corporate housing presence into seventeen markets and is the market leader in seven of these markets, with annualized corporate housing revenues in excess of $60 million. Globe is currently vying with a small number of corporate housing companies for the number two position in the industry.

         The impact of the corporate housing acquisitions on the Company's operating results is discussed in more detail in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         In March 1998, the Company used approximately $2.3 million from its line of credit in paying contingent consideration related to the acquisitions of Executive Relocation Services, Inc. and Oxford Furnished Apartments, Inc.

         Through May 1, 1998, the Company used approximately $1.9 million from its line of credit and assumed certain liabilities in completing the acquisition of certain assets of Express Rental, Inc. See Note 2 to the consolidated financial statements for further discussion of this acquisition.

OPERATIONS

         The following table sets forth the major metropolitan areas where Globe maintains furniture rental showrooms or leased corporate housing units.

SHOWROOMS ONLY                  CORPORATE HOUSING ONLY                           SHOWROOMS AND CORPORATE HOUSING
--------------                  ----------------------             ----------------------------------------------------------
Denver                          Chicago                            Ann Arbor                Orange County, CA
Detroit                         Dallas/Ft. Worth                   Charlotte                Phoenix
Las Vegas                       Lansing                            Cincinnati               Portland
Louisville/Lexington            Nashville                          Columbus                 San Diego
Reno                            Raleigh                            Dayton                   Seattle
Sacramento                      St. Louis                          Indianapolis
San Jose
Toledo

         Based on monthly rent roll (aggregate monthly rental payments required by outstanding furniture or leased housing unit leases), Globe believes it has the leading market position in twelve of its nineteen furniture rental markets and in seven of its seventeen markets for corporate housing.

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

         Within the Globe brand, there are four integrated products and services: (1) Globe Furniture Rentals, which includes both residential rental sales and residential new sales; (2) Globe Corporate Stay International, which includes corporate housing sales; (3) Globe Instant Office, which includes both office rental sales and office new sales; and (4) Globe Clearance Center, which includes all clearance sales.

         The following table sets forth revenues by category for fiscal 1998.


                                         Year Ended February 28, 1998
                                      --------------------------------
                                        Dollars in          Percent of
                                        Thousands             Total
                                      ------------        ------------
Rental sales:
   Residential furniture              $     33,111                31.9%
   Corporate housing                        42,840                41.2%
   Office furniture                         12,226                11.8%
                                      ------------        ------------
     Total rental sales                     88,177                84.9%
Retail sales:
  Clearance
   Residential furniture                     4,497                 4.3%
   Office furniture                          2,380                 2.3%
                                      ------------        ------------
   Total clearance sales                     6,877                 6.6%
  New
   Residential furniture                     2,834                 2.7%
   Office furniture                          6,012                 5.8%
                                      ------------        ------------
   Total new sales                           8,846                 8.5%
                                      ------------        ------------
     Total retail sales                     15,723                15.1%
                                      ------------        ------------
Total revenues                        $    103,900               100.0%
                                      ============        ============

Revenues by brand:
  Residential                         $     35,945                34.6%
  Corporate Stay International              42,840                41.2%
  Instant Office                            18,238                17.6%
  Clearance Center                           6,877                 6.6%
                                      ------------        ------------
     Total revenues                   $    103,900               100.0%
                                      ============        ============


         The fiscal 1998 acquisitions accounted for approximately $18.6 million of rental revenues.

COMPETITION

         The rent-to-rent furniture segment of the temporary relocation industry is highly competitive. Management believes that Cort Business Services and Aaron Rents are the Company's significant competitors. In addition to these companies, Globe also competes with a number of regional and local rent-to-rent furniture companies. Globe believes that the principal competitive factors in the furniture rental industry are service, speed of delivery, product selection and availability, price, furniture condition, terms of the rental agreement and reputation.

         The corporate housing business is highly competitive, with many local and regional participants. Management believes that Oakwood Corporate Housing, BridgeStreet Accommodations, Inc. and ExecuStay Corporation are the Company's significant competitors. Globe believes that the principal competitive factors in the corporate housing business are location of the corporate housing units, service, ability to handle customers' needs in multiple markets, terms of the rental agreement and price.

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

EMPLOYEES

         At May 1, 1998, Globe had 624 full-time and 45 part-time employees, of whom 212 full-time and 21 part-time were in executive and administrative positions, 161 full-time and 5 part-time were in marketing and sales positions and 251 full-time and 19 part-time were in warehouse and distribution operations. The Company's employees are not represented by a collective bargaining agreement, and employee relations, in the opinion of management, are good.

GENERAL

         The Company does not have any customers accounting for 10% or more of revenues, the loss of which would have a material adverse effect on the business.

         The Company markets its products and services through its showrooms and its account executives, supplemented by a variety of sales and marketing collateral and print and broadcast media.

         The Company delivers its furniture using a fleet of 103 delivery trucks, of which 84 are owned and 19 are leased.

         The Company acquires furniture from a large number of manufacturers and is not dependent on any particular manufacturer as a sole source of supply. In fiscal 1998, there were no material business interruptions due to delays in acquiring furniture.

         Furniture purchases are concentrated in the first half of the fiscal year in order to ensure adequate levels of inventory to meet customer needs during the spring and summer months, which are typically the busiest.

         The Company is currently installing a new furniture rental business information system which will enhance inventory management capabilities and other operating and financial systems. The system includes a perpetual inventory system which is designed to provide more accurate and timely information concerning merchandise availability and allow the Company to better service customer needs. A comprehensive corporate housing business information system is also under development. Development of these systems will require several months, with implementation expected to be completed during early fiscal 2000.

         Effective September 29, 1997, the Company established a $30.0 million unsecured line of credit which replaced an existing $45.0 million secured line of credit. Also on September 29, 1997, the Company completed a private placement of $30.0 million of unsecured 7.54% Senior Notes. See the discussion of liquidity and capital resources in

Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for further information relative to these transactions.

         The Company regularly evaluates and pursues potential acquisition candidates. As a general rule, acquisitions are announced only after a definitive agreement has been reached. On May 1, 1998, the Company executed a definitive agreement to acquire a corporate housing Company for approximately $0.7 million. This transaction is expected to close on May 8, 1998. As of the date of this report, the Company had no other agreements or understandings for any such acquisition.

         The Company is not involved in any issues related to compliance with environmental protection laws.

         The risks and uncertainties that affect the Company are discussed in greater detail in a separate Exhibit 99 to the Company's Form 10-K for fiscal 1998.

YEAR 2000

         The Company's financial and operational systems are Year 2000 compliant. Management is not aware of exposures related to the operations of customers or vendors. No material adverse consequences are anticipated in conjunction with the Year 2000 issue and management intends to monitor the situation on an ongoing basis.

                                     ITEM 2
                                   PROPERTIES
                                   ----------

         With the exception of a warehouse purchased as part of an October 1996 acquisition and a showroom/clearance center/warehouse opened in July, 1997 in Indianapolis, Globe leases space for all of its store and warehouse operations under operating leases expiring at various times through 2004. Many of these leases contain renewal options for additional periods ranging up to ten years at rental rates generally adjusted for changes in the level of the consumer price index or other factors.

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

                                      None

                                     PART II

                                     ITEM 5

      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is publicly traded on The Nasdaq Stock Market under the trading symbol "GLBE". The range of high and low sales prices by quarter for fiscal years 1998 and 1997, as reported by the market, appear in the following table.


                       Fiscal 1998                   Fiscal 1997
               ------------------------        ------------------------
Quarter          High            Low             High            Low
               --------        --------        --------        --------

First           11               9 1/4          12              8 5/8
Second          16 1/2          10              11 1/4          8 1/2
Third           26 3/8          14 1/4           9 1/4          8
Fourth          22 1/8          11 1/2          12 1/4          8 1/4


         As of May 1, 1998 there were 37 shareholders of record. The Company believes there are approximately 1,200 beneficial owners of its common stock.

         Globe has never paid any cash dividends on its common stock and the Board of Directors intends to retain all the Company's earnings for use in the expansion of the Company's business for the foreseeable future. The Company's credit agreement dated September 29, 1997 contains covenants that limit the amount of dividends or distributions it can pay on its common stock and the amount of stock the Company can repurchase. See Note 6 to the consolidated financial statements for further discussion of these restrictions.

         On December 1, 1997 the Company issued 73,395 shares of common stock to O'Shaughnessy Enterprises, Inc. as part of the consideration for the acquisition of Suite Living, 28,395 of which were delivered at closing and 45,000 of which were placed in escrow to be distributed December 1, 1998 if certain conditions are met. These issuances were exempt from registration under the Securities Act of 1933 pursuant to the exemptions from registration provided by Section 4(2) of the Act.

                                     ITEM 6

                             SELECTED FINANCIAL DATA
                             -----------------------
             (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)

         The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7.


                                                                              Years Ended February 28/29,
                                                          ---------------------------------------------------------------
                                                            1998 (3)        1997 (4)     1996         1995         1994
                                                          --------        --------     --------     --------     --------
INCOME STATEMENT DATA:
Revenues
  Rental sales                                            $ 45,337        $ 40,940     $ 36,580     $ 36,711     $ 35,918
  Corporate housing sales                                   42,840          11,811            -            -            -
  Retail sales                                              15,723          14,769       13,717       11,740       12,524
                                                          --------        --------     --------     --------     --------
    Total revenues                                         103,900          67,520       50,297       48,451       48,442
                                                          --------        --------     --------     --------     --------
Gross profit
  Rental sales                                              34,054          30,461       27,967       29,592       31,030
  Corporate housing sales                                   10,809           3,301            -            -            -
  Retail sales                                               6,194           5,551        5,899        4,874        4,474
                                                          --------        --------     --------     --------     --------
    Total gross profit                                      51,057          39,313       33,866       34,466       35,504
                                                          --------        --------     --------     --------     --------

Operating expenses                                          41,153          31,559       26,040       26,249       30,790
                                                          --------        --------     --------     --------     --------

Operating income                                             9,904           7,754        7,826        8,217        4,714

Interest/other expenses                                      3,241           1,368        2,461        2,783        1,596
                                                          --------        --------     --------     --------     --------
Income before income taxes and cumulative
  effect of change in accounting principle                   6,663           6,386        5,365        5,434        3,118
Provision for income taxes                                   2,598           2,478        2,136        2,079        1,120
                                                          --------        --------     --------     --------     --------
Income before cumulative effect of change
  in accounting principle                                    4,065           3,908        3,229        3,355        1,998
Cumulative effect of change in accounting
  principle (1)                                                  -               -            -            -        1,141
                                                          --------        --------     --------     --------     --------

Net income                                                   4,065           3,908        3,229        3,355        3,139

Preferred stock dividends                                        -               -          505          557          364
                                                          --------        --------     --------     --------     --------

Net income applicable to common stock                     $  4,065        $  3,908     $  2,724     $  2,798     $  2,775
                                                          ========        ========     ========     ========     ========

Basic Earnings Per Common Share (2)
  Income per common share before cumulative
    effect of change in accounting principle              $   0.91        $   0.90     $   1.05     $   1.54     $   0.90
                                                          ========        ========     ========     ========     ========
  Income per common share after cumulative
    effect of change in accounting principle              $   0.91        $   0.90     $   1.05     $   1.54     $   1.53
                                                          ========        ========     ========     ========     ========

Diluted Earnings Per Common Share (2)
  Income per common share before cumulative
    effect of change in accounting principle              $   0.89        $   0.89     $   1.03     $   1.10     $   0.64
                                                          ========        ========     ========     ========     ========
  Income per common share after cumulative
    effect of change in accounting principle              $   0.89        $   0.89     $   1.03     $   1.10     $   1.09
                                                          ========        ========     ========     ========     ========

Weighted average number of common shares outstanding:
    Basic                                                    4,475           4,336        2,600        1,812        1,812
                                                          ========        ========     ========     ========     ========
    Diluted                                                  4,577           4,372        2,650        2,553        2,549
                                                          ========        ========     ========     ========     ========

                                                                    February 28/29,
                                                 ----------------------------------------------------------
                                                  1998        1997           1996 (7)    1995        1994
                                                 -------     -------        -------     -------     -------
BALANCE SHEET DATA:
Total assets                                     $99,437     $71,778        $44,461     $39,512     $32,009
Total debt                                        49,713      30,516         10,573      19,900      18,424
Redeemable preferred stock                             -           -              -       5,794       4,620
Preferred stock                                        -           -              -         500         500
Common stock and other shareholders' equity       35,421      29,836         24,664       4,024       1,226
Cash dividends declared per common share (5)           -           -              -           -           -



                                                           Years Ended February 28/29,
                                             -------------------------------------------------------
                                              1998        1997        1996        1995        1994
                                             -------     -------     -------     -------     -------
OPERATING DATA:
Markets served
  Furniture rental                                19          17          17          17          17
  Corporate housing                               17           4           -           -           -
  Furniture rental/Corporate housing              11           -           -           -           -
  Total markets                                   25          21          17          17          17

Number of furniture leases
  Unaffiliated  customers                     17,016      17,591      16,332      16,492      16,769
  Acquired corporate housing customers           900           -           -           -           -
                                             -------     -------     -------     -------     -------
    Total furniture leases                    17,916      17,591      16,332      16,492      16,769

Number of available leased housing units       3,396       1,331           -           -           -
Number of occupied leased housing units        3,167       1,142           -           -           -

Number of employees                              690         551         430         412         402

Monthly rent roll (6)
  Unaffiliated  customers                    $ 3,477     $ 3,642     $ 2,962     $ 2,932     $ 2,853
  Acquired corporate housing customers           155           -           -           -           -
                                             -------     -------     -------     -------     -------
    Total furniture rental rent roll         $ 3,632     $ 3,642     $ 2,962     $ 2,932     $ 2,853

  Leased housing units rent roll             $ 5,297     $ 1,779       $   -       $   -       $   -


(1)  Reflects adoption as of March 1, 1993 of SFAS No. 109, "Accounting for Income Taxes", which increased net income by $1.1 million for fiscal 1994.

(2)  Earnings per common share restated to reflect adoption of SFAS No. 128, "Earnings per Share".

(3)  Results include the impact of seven acquisitions during the year, which accounted for approximately $18.6 million in revenues and $0.9 million in operating income. See further discussion of the impact of these acquisitions in Item 7, "Management's Discussion and Analysis
     of Financial Condition and Results of Operations".

(4)  Results include the impact of five asset acquisitions during the year, which accounted for approximately $14.8 million in revenues and $1.9 million in operating income. See further discussion of the impact of these acquisitions in Item 7, "Management's Discussion and Analysis
     of Financial Condition and Results of Operations".

(5)  The Company has not declared cash dividends on its common stock.

(6)  Represents aggregate monthly rental payments required by outstanding furniture or leased housing unit leases.

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

         Globe derives additional revenues from various fees which are included in the applicable rental, corporate housing and retail sales revenue categories.

         Intercompany revenues are eliminated in consolidation.

         Cost of Revenues. The majority of Globe's cost of furniture rentals consists of non-cash charges for depreciation of rental furniture and depreciated book value of furniture bought out by lease customers. Rental furniture is depreciated on a straight-line basis at a rate of 1% per month, which is designed to approximate an estimated useful life of four years with provision for a 50% residual value. Cost of sales for leased housing units consists primarily of housing unit rental and various furniture, utility and cleaning charges. Cost of furniture sales is primarily the depreciated book value of the furniture sold.

         Intercompany costs are eliminated in consolidation.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include warehousing, selling, advertising, occupancy, administrative and other operating expenses and non-rental depreciation.

         Amortization. Goodwill and other intangibles are amortized on a straight-line basis over periods ranging from three to twenty years.

GENERAL

         Globe operates in the rent-to-rent segment of the furniture rental business, renting quality office and residential furniture to a variety of corporate and individual customers. The Company also operates in the corporate housing business, providing short-term housing through an inventory of leased housing units to temporarily assigned corporate personnel, new hires, trainees and consultants. The Company sells residential and office furniture that no longer meets its "showroom condition" standards for rental through its clearance centers and offers new furniture for sale through its showrooms and its account executives.

RESULTS OF OPERATIONS

         Globe's increase in total revenues to $103.9 million in fiscal 1998 from $48.4 million in fiscal 1994 and in operating income to $9.9 million from $4.7 million over the same period is mainly attributable to acquisitions, particularly acquisitions in the corporate housing business.

         The Company's business mix has changed since fiscal 1994, with furniture rental revenues decreasing to 43.7% of total revenues in fiscal 1998 from 74.1% of total revenues in fiscal 1994, while corporate housing revenues, which were non-existent in fiscal 1994, represented 41.2% of total revenues in fiscal 1998. Additionally, retail sales have decreased to 15.1% of total revenues in fiscal 1998 from 25.9% of total revenues in fiscal 1994. This shift in business mix reflects the Company's decision in fiscal 1997 to become a consolidator in the corporate housing business. The percentage of revenues represented by corporate housing is expected to increase in the future.

         The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain gross profit data as a percentage of respective rental, corporate housing and retail sales revenues.

                                                 Years Ended February 28/29,
                              ----------------------------------------------------------------
                                1998          1997          1996          1995          1994
                              --------      --------      --------      --------      --------

Revenues:
  Rental sales                    43.7%         60.6%         72.7%         75.7%         74.1%
  Corporate housing sales         41.2%         17.5%          0.0%          0.0%          0.0%
  Retail sales                    15.1%         21.9%         27.3%         24.3%         25.9%
                              --------      --------      --------      --------      --------
    Total revenues               100.0%        100.0%        100.0%        100.0%        100.0%
Gross profit:
  Rental sales                    75.1%         74.4%         76.5%         80.6%         86.4%
  Corporate housing sales         25.2%         27.9%         N.A.          N.A.          N.A.
  Retail sales                    39.4%         37.6%         43.0%         41.5%         35.7%
    Combined gross profit         49.1%         58.2%         67.3%         71.1%         73.3%

Operating expenses                39.6%         46.7%         51.8%         54.2%         63.6%
                              --------      --------      --------      --------      --------
Operating income                   9.5%         11.5%         15.6%         16.9%          9.7%
Interest/other                     3.1%          2.0%          4.9%          5.7%          3.3%
                              --------      --------      --------      --------      --------
Income before taxes                6.4%          9.5%         10.7%         11.2%          6.4%
                              ========      ========      ========      ========      ========

IMPACT OF GRANTREE AND CORPORATE HOUSING ACQUISITIONS

         In January 1993, Globe acquired all of the outstanding common stock of GranTree, a west coast-based furniture rental company, for $9.3 million. At the time of the acquisition, GranTree was experiencing significant operational problems and declining revenues. In fiscal 1994, the first full year of ownership, GranTree accounted for $25.9 million, or approximately 53%, of the Company's total revenues.

         Management's initial strategy with respect to GranTree was to reduce operating expenses and to reverse the declining revenue trend, which was largely accomplished during the fiscal 1994-1995 period.

         From the date of the GranTree acquisition through November 1995, the Company's reported cost of revenues was favorably impacted as furniture was sold to retail customers or bought out by lease customers due to the adoption of fresh-start reporting in March 1992, at which time GranTree reduced the net book value of its rental furniture by approximately $7.1 million, and the $3.3 million amount by which the book value for GranTree exceeded the purchase price paid by the Company (collectively, the "GranTree Gross Profit Accounting Effects").

         The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues adjusted to exclude the historical GranTree Gross Profit Accounting Effects ("GGPAE").

                                            Years Ended February 28/29,
                               ------------------------------------------------------
                                1998        1997        1996        1995        1994
                               ------      ------      ------      ------      ------

Combined gross profit            49.1%       58.2%       64.3%       65.1%       63.8%
Operating income                  9.5%       11.5%       12.5%       10.9%        0.2%
Income/(loss) before taxes        6.4%        9.5%        7.6%        5.2%       (3.1%)
                               ======      ======      ======      ======      ======


         Globe entered the corporate housing business in fiscal 1997 by making three asset acquisitions, one in June 1996 and two in December 1996. Globe acquired seven additional corporate housing businesses in fiscal 1998 with the asset acquisitions of The Hotel Alternative, Inc. in April 1997, Executive Relocation Services, Inc. in July 1997, Research Triangle Guest Houses in September 1997, Corporate Lodging, Inc. in October 1997 and O'Shaughnessy Enterprises, Inc. in December 1997. Stock purchases of Oxford Furnished Apartments, Inc. and Accommodations Plus, Inc. were completed in November 1997 and February 1998, respectively. All acquisitions to date have been accounted for using the purchase method of accounting.

         The acquisition of Oxford Furnished Apartments was the Company's most significant to date and marks Globe's entry into the corporate housing business in eight midwestern markets.

         Corporate housing companies' assets consist primarily of accounts receivable, customer deposits and some minor furniture and fixed asset balances. Consequently, the purchase price for these businesses is allocated largely to goodwill and other intangibles. Cost of goodwill and other intangibles related to the fiscal 1998 and 1997 corporate housing acquisitions approximates $27.9 million and is being amortized on a straight-line basis primarily over twenty years. Goodwill and intangibles amortization, which is included in operating expenses, reduced operating profit by $1.0 million, or 1.0% of sales, in fiscal 1998 and $0.2 million, or 0.3% of sales, in fiscal 1997.

         The corporate housing business has a lower gross profit margin, as well as lower operating expenses as a percentage of sales, than the furniture rental business. As a result, the Company's gross profit margin and operating expenses as a percentage of sales have been declining since the Company entered the corporate housing business in fiscal 1997. Gross profit margin decreased to 49.1% in fiscal 1998 from 58.2% in fiscal 1997 and 64.3% (excluding GGPAE) in fiscal 1996. Gross profit margin on rental sales in fiscal 1998 was 75.1%, versus 25.2% for the combined corporate housing businesses. Comparable gross profit margins for fiscal 1997 were 74.4% and 27.9%, respectively. Because the Company started to integrate its furniture rental and corporate housing operations in the first quarter of fiscal 1998, operating expenses and, therefore, operating margins for furniture rental and corporate housing cannot be specifically identified. Combined operating expenses decreased to 39.6% of revenues in fiscal 1998 from 46.7% in fiscal 1997 and 51.8% in fiscal 1996, while the operating margin decreased to 9.5% of revenues in fiscal 1998 from 11.5% of revenues in fiscal 1997 and 12.5% of revenues (excluding GGPAE) in fiscal 1996. The reduction in operating margin is primarily the result of the increasing mix of corporate housing revenues over the 1996-1998 period, coupled with greater amortization expenses. Excluding amortization expenses, operating margins declined to 10.5% in fiscal 1998 from 11.8% in fiscal 1997 and 12.5% in fiscal 1996.

         Globe plans to continue its consolidation of corporate housing through additional acquisitions, thereby capitalizing on the desire of many corporations to have a corporate housing company that can meet their needs nationally. With the fiscal 1998 and 1997 acquisitions, Globe has expanded its presence into seventeen markets and is the market leader in seven of these markets, with annualized corporate housing revenues in excess of $60 million. Globe is vying with a small number of corporate housing companies for the number two position in the industry.

         As Globe increases its presence in the corporate housing business it is possible that competing corporate housing companies that are customers of Globe may transfer their furniture rental business to other vendors. At the end of April 1998, the Company's annualized revenues from these corporate housing companies approximated $7.9 million.

         Due to the significant impact of the GranTree acquisition and the related GranTree Gross Profit Accounting Effects and the corporate housing acquisitions on the Company's operations and financial results, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

CLEARANCE CENTER SALES

         Sales through the Company's clearance centers of used furniture that no longer meets "showroom condition" standards for rental allow Globe to recoup a substantial portion of original cost and to maintain the "freshness" of rental furniture inventory. Clearance center revenues and cost recovery ratios for the last five years are presented in the following table.

                                                    Years Ended February 28/29,
                                ----------------------------------------------------------------
                                    1998          1997          1996          1995          1994
                                --------      --------      --------      --------      --------

Clearance center sales          $  6,877      $  7,649      $  6,529      $  6,223      $  5,283
Original cost of furniture         7,326         8,608         7,493         7,225         5,983
Cost recovery ratio                 93.9%         88.9%         87.1%         86.1%         88.3%
Cost recovery ratio, former
  GranTree operations               87.4%         81.0%         75.3%         70.7%         62.7%


         Management believes that the ability to recover a substantial portion of the original cost of its furniture through its clearance center sales is a key contributor to the Company's profitability. The improvement in the cost recovery ratio over the 1994-1998 period is due primarily to upgrading the quality of furniture in the former GranTree operations.

COMPARISON OF FISCAL YEARS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

         Total revenues of $103.9 million increased $36.4 million, or 53.9%, in fiscal 1998 from $67.5 million in fiscal 1997 due largely to seven acquisitions completed during 1998. Excluding the corporate housing operations, total revenues increased $5.4 million, or 9.6% in fiscal 1998 compared to fiscal 1997.

         Rental revenues of $45.3 million in fiscal 1998 increased $4.4 million, or 10.7%, from $40.9 million in fiscal 1997. This growth resulted from significant volume increases in the California and Denver markets, as well as several midwestern markets, and is partially attributable to furniture rental acquisitions in Detroit and Southern California which occurred during the second and third quarters of fiscal 1997.

         Corporate housing revenues of $42.9 million in fiscal 1998 increased 262.7% from $11.8 million in fiscal 1997. This increase was primarily caused by acquisitions.

         Sales revenues of $15.7 million increased $0.9 million, or 6.5%, in fiscal 1998 from $14.8 million in fiscal 1997, driven by an individually significant new office furniture sale.

         Gross profit of $51.1 million in fiscal 1998 increased $11.7 million, or 29.9%, from $39.3 million in fiscal 1997 and declined as a percentage of revenues to 49.1% from 58.2% over the same period due primarily to the higher mix of corporate housing revenues associated with these revenues. In addition, the Company recorded a physical inventory adjustment of $0.6 million during the fourth quarter of fiscal 1998.

         Operating expenses of $41.2 million in fiscal 1998 increased $9.6 million, or 30.4%, from $31.5 million in fiscal 1997, primarily as a result of acquisitions, as well as additions to the Company's management team and increased infrastructure spending to support the Company's rapid growth. Operating expenses as a percentage of total revenues declined to 39.6% from 46.7% over the same period as a result of corporate housing's lower operating expenses as a percentage of revenues.

         As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income increased 27.7% to $9.9 million, or 9.5% of revenues in fiscal 1998, from $7.8 million, or 11.5% of revenues in fiscal 1997.

         Interest/other expense increased $1.8 million, or 136.9%, to $3.2 million in fiscal 1998 from $1.4 million in fiscal 1997 and as a percentage of total revenues increased to 3.1% from 2.0% over the same period. The increased expense for fiscal 1998 was due primarily to higher debt balances. The debt increase was the result of funding required for acquisitions.

         Income before income taxes of $6.7 million in fiscal 1998 increased $0.3 million, or 4.3%, compared to fiscal 1997 and as a percentage of revenues decreased to 6.4% from 9.5% over the same period.

         The Company's effective tax rate, which includes federal, state and local taxes, increased slightly to 39.0% in fiscal 1998 from 38.8% in fiscal 1997.

COMPARISON OF FISCAL YEARS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996

         Total revenues of $67.5 million increased $17.2 million, or 34.2%, in fiscal 1997 from $50.3 million in fiscal 1996 due largely to five acquisitions completed during 1997. Excluding the corporate housing acquisitions, total revenues increased $5.4 million, or 10.8% in fiscal 1997 compared to fiscal 1996.

         Rental revenues of $40.9 million in fiscal 1997 increased $4.4 million, or 11.9%, from $36.6 million in fiscal 1996. The furniture rental acquisitions contributed $2.1 million, or 5.9%, of this growth. The remaining growth was driven by a 5.6% increase in the average monthly lease amount and a 2.2% increase in the average number of leases outstanding during the year.

         Corporate housing revenues were $11.8 million in fiscal 1997 and were derived from the Company's initial acquisitions in this business.

         Sales revenues of $14.8 million increased $1.1 million, or 7.7%, in fiscal 1997 from $13.7 million in fiscal 1996. The furniture rental acquisitions contributed $0.8 million, or 5.8%, of this growth.

         Gross profit of $39.3 million in fiscal 1997 increased $5.4 million, or 16.1%, from $33.9 million in fiscal 1996 and declined as a percentage of revenues to 58.2% from 67.3% over the same period due primarily to the lower margins associated with the corporate housing revenues. Excluding corporate housing and the GranTree Gross Profit Accounting Effects, gross profit margin increased slightly to 64.6% in fiscal 1997 from 64.3% in fiscal 1996.

         Operating expenses of $31.5 million in fiscal 1997 increased $5.5 million, or 21.2%, from $26.0 million in fiscal 1996, but, as a percentage of total revenues declined to 46.7% from 51.8% over the same period as a result of corporate housing's lower operating expenses as a percentage of sales. Excluding the corporate housing acquisitions, operating expenses increased $3.2 million, or 12.3%, to 52.5% of sales in fiscal 1997 from 51.8% of sales in fiscal 1996 due primarily to higher warehousing costs and higher general and administrative costs related to operating as a public company since the February 1996 initial public offering.

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

LIQUIDITY AND CAPITAL RESOURCES

         On September 29, 1997, the Company established a $30.0 million unsecured line of credit which replaced an existing $45.0 million secured line of credit. Interest rates for this revolving line of credit are based on a leverage formula, which is currently the lesser of the prime rate minus 25 basis points or LIBOR plus 150 basis points. At May 1, 1998, the line of credit provided up to $30.0 million of financing for the Company which will be available for acquisitions and general corporate purposes. The unused line of credit as of May 1, 1998 was $10.7 million.

         The term of the line of credit will expire on September 30, 2000, requiring full payment of the then outstanding balance. The Company expects to have other financing arrangements in place prior to this date.

         On September 29, 1997, the Company completed a private placement of $30.0 million of unsecured 7.54% Senior Notes due September 1, 2007, with interest payable semi-annually on March 1 and September 1. These Senior Notes may be redeemed at a premium after one year. The initial interest payment of $0.9 million was made on March 2, 1998.

         From March 1, 1997 through May 1, 1998 Globe used approximately $20.5 million from its lines of credit, issued 94,595 shares of common stock and assumed certain liabilities in completing eight acquisitions, including payment of contingent consideration for two fiscal 1998 acquisitions and reaching a final settlement of contingent consideration for a fiscal 1997 acquisition. (See note 2 to the consolidated financial statements for further discussion of these acquisitions.)

         The Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $23.6 million in fiscal 1998 and $21.8 million in fiscal 1997. The Company's furniture purchases typically are seasonally weighted to the first half of the year. Any temporary cash deficiencies resulting from the seasonal nature of these purchases are funded via the line of credit. As the Company's growth strategies are implemented, furniture purchases are expected to increase.

         Capital expenditures were $3.7 million, $2.3 million and $0.6 million in fiscal 1998, 1997 and 1996, respectively. The significant increases in fiscal 1998 and 1997 are largely attributable to ongoing development of computer systems and construction of a new showroom/warehouse facility in Indianapolis, Indiana. Acquisitions of property and equipment financed through capital leases and not reflected in the preceding capital expenditure data were $0.5 million, $0.2 million and $0.3 million over the same periods.

         On March 13, 1997, Globe obtained a $1.5 million mortgage note to finance the showroom/warehouse facility in Indianapolis. The Company can elect to fix the interest rate for a one, three, or five year period based on the corresponding Treasury Note rate plus 175 basis points, currently 7.2%. The initial term of the note requires full payment of the then outstanding balance on December 1, 2002, however the Company expects to renew the note for an additional five-year period at that date.

         Costs to further develop the computer systems will be incurred in the next 12-15 months and are anticipated to be approximately $1.5 million. The systems development is expected to be financed through cash generated by operations. Remaining capital expenditures are expected to approximate $1.5 million and are also expected to be funded by cash generated by operations. Any temporary cash deficiencies resulting from timing of these expenditures will be funded via the line of credit.

         The Company's internal financial and operational systems are Year 2000 compliant. Management is not aware of exposures related to the operations of customers or vendors. No material adverse consequences are anticipated in conjunction with the Year 2000 issue and management intends to monitor the situation on an ongoing basis.

         The Company's cash flow has historically benefited from the use of net operating loss carryforwards. The Company paid no material Federal income tax until fiscal 1994 when the Company began paying alternative minimum tax. At February 28, 1998, Globe had alternative minimum tax credit carryforwards of $1.0 million that can be carried forward indefinitely.

         In fiscal 1998 and 1997, net cash provided by operations was $23.5 million and $22.5 million, respectively, generating $3.8 million and $1.7 million, respectively, less cash than was necessary to fund investing activities (excluding acquisitions), thus requiring use of the Company's credit facilities. The Company expects cash flow from operations plus the credit facilities to be sufficient to fund all of the Company's needs, other than significant acquisitions and any repurchases that may be made under the Company's $3.0 million stock repurchase program, for the foreseeable future. New financing arrangements will be needed to provide funding for future significant acquisitions.

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

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

Index to Financial Statements

Financial Statements:                                                           PAGE
                                                                                ----

Report of Independent Accountants                                               F-1

Consolidated Balance Sheet:
         February 28, 1998 and February 28, 1997                                F-2

Consolidated Statement of Income:
         Years ended February 28, 1998, February 28, 1997 and                   F-3
         February 29, 1996

Consolidated Statement of Cash Flows:
         Years ended February 28, 1998, February 28, 1997 and                   F-4
         February 29, 1996

Consolidated Statement of Changes in Shareholders' Equity:
         Years ended February 28, 1998, February 28, 1997 and                   F-5
         February 29, 1996

Notes to Financial Statements                                                   F-6

Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts for the                F-20
         three years ended February 28, 1998

         All other schedules are omitted because they are not applicable or the required information is shown in the Company's financial statements or the notes thereto.

"Selected Quarterly Financial Data" has been included in Note 12 to Globe's Financial Statements.

                                     ITEM 9

    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
    -------------------------------------------------------------------------
                                   DISCLOSURE
                                   ----------
                                      None

                                    PART III
                                    --------

         The information required by the following Items will be included in Globe's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1998 Annual Meeting of Shareholders and is incorporated herein by reference:

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

         ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

         ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Globe Business Resources, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Globe Business Resources, Inc. and its subsidiaries at February 28, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Cincinnati, Ohio
April 10, 1998

                         GLOBE BUSINESS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                                   February 28,
                                                           ------------------------------
                                                              1998              1997
                                                           ------------      ------------

ASSETS:
Cash                                                       $        526      $        717
Trade accounts receivable, less allowance for doubtful
  accounts of $609 and $460, respectively                         8,252             5,345
Other receivables                                                   131               342
Prepaid expenses                                                  2,038             1,504
Rental furniture, net                                            53,220            48,462
Property and equipment, net                                       7,743             4,907
Goodwill and other intangibles, net                              26,695            10,243
Note receivable from officer                                        100                 -
Other, net                                                          732               258
                                                           ------------      ------------
  Total assets                                             $     99,437      $     71,778
                                                           ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                           $      3,561      $      4,012
Customer deposits                                                 2,027             1,343
Accrued compensation                                              2,061             1,762
Accrued taxes                                                       325               557
Deferred income taxes                                             4,183             2,901
Accrued interest payable                                          1,121               371
Other accrued expenses                                            1,025               480
Debt                                                             49,713            30,516
                                                           ------------      ------------
  Total liabilities                                              64,016            41,942
                                                           ------------      ------------

Common stock and other shareholders' equity:
  Common stock, no par, 15,000,000 and 10,000,000
    shares authorized, 4,548,399 and 4,440,509
    shares issued and outstanding                                21,492            19,883
  Retained earnings                                              18,013            14,037
  Fair market value in excess of historical cost of
    acquired net assets attributable to related
    party transactions                                           (4,084)           (4,084)
                                                           ------------      ------------

  Total common stock and other shareholders' equity              35,421            29,836
                                                           ------------      ------------

  Total liabilities and shareholders' equity               $     99,437      $     71,778
                                                           ============      ============


   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)



                                                              Years Ended February 28/29,
                                                          -----------------------------------
                                                              1998         1997          1996
                                                          --------     --------      --------

Revenues:
   Rental sales                                           $ 45,337     $ 40,940      $ 36,580
   Corporate housing sales                                  42,840       11,811             -
   Retail sales                                             15,723       14,769        13,717
                                                          --------     --------      --------
                                                           103,900       67,520        50,297
                                                          --------     --------      --------

Costs and expenses:
   Cost of rental sales                                     11,283       10,479         8,613
   Cost of corporate housing sales                          32,031        8,510             -
   Cost of retail sales                                      9,529        9,218         7,818
   Warehouse and delivery                                    9,509        7,929         6,675
   Occupancy                                                 7,012        6,012         5,549
   Selling and advertising                                   9,198        8,740         7,332
   General and administration                               14,431        8,653         6,484
   Amortization of intangible assets                         1,003          225             -
                                                          --------     --------      --------
                                                            93,996       59,766        42,471
                                                          --------     --------      --------

Operating income                                             9,904        7,754         7,826

Other expenses (income):
    Interest expense                                         3,055        1,640         2,338
    Other, net                                                 186         (272)          123
                                                          --------     --------      --------
                                                             3,241        1,368         2,461

Income before income taxes                                   6,663        6,386         5,365

Provision for income taxes                                   2,598        2,478         2,136
                                                          --------     --------      --------

Net income                                                   4,065        3,908         3,229

Preferred stock dividends                                        -            -           505
                                                          --------     --------      --------

Net income applicable to common stock                     $  4,065     $  3,908      $  2,724
                                                          ========     ========      ========

Earnings per common share:
  Basic                                                   $   0.91     $   0.90      $   1.05
                                                          ========     ========      ========
  Diluted                                                 $   0.89     $   0.89      $   1.03
                                                          ========     ========      ========

Weighted average number of common shares outstanding:
  Basic                                                      4,475        4,336         2,600
  Diluted                                                    4,577        4,372         2,650



   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                     Years Ended February 28/29,
                                                         ------------------------------------------------
                                                             1998              1997              1996
                                                         ------------      ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $      4,065      $      3,908      $      3,229
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Rental furniture depreciation                               7,177             6,055             4,741
    Other depreciation and amortization                         2,625             1,157               835
    Provision for losses on accounts receivable                   541               173                57
    Provision for deferred income taxes                         1,282             1,108             1,318
    Loss/(gain) on sale of property and equipment                  10                44               (17)
    Book value of furniture sales and rental buyouts           12,368            11,832             9,637
    Changes in assets and liabilities:
      Accounts receivable                                      (3,467)           (1,587)             (437)
      Note receivable                                            (100)                -               100
      Other assets, net                                          (272)                9                24
      Prepaid expenses                                           (107)             (334)              161
      Accounts payable                                           (877)              394              (179)
      Customer deposits                                           400              (324)               18
      Accrued compensation                                       (598)              (35)             (156)
      Accrued taxes                                              (285)               11              (713)
      Accrued interest payable                                    736               251              (144)
      Other accrued expenses                                      (27)             (176)              (81)
                                                         ------------      ------------      ------------
        Net cash provided by operating activities              23,471            22,486            18,393
                                                         ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                                 (23,620)          (21,845)          (19,853)
Purchases of property and equipment                            (3,742)           (2,377)             (560)
Proceeds from disposition of property and equipment                 6                 3                30
Purchases of businesses, net of cash acquired                 (15,055)          (15,354)                -
Debenture retirement                                                -               (59)                -
                                                         ------------      ------------      ------------
        Net cash used in investing activities                 (42,411)          (39,632)          (20,383)
                                                         ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreements                 131,213           100,053            63,986
Repayments on the revolving credit agreements                (143,290)          (81,329)          (72,728)
Borrowings on the senior note                                  30,000                 -                 -
Borrowings/(repayments) of other debt                           1,309              (671)             (500)
Principal payments under capital lease obligations               (508)             (338)             (351)
Exercise of common stock options                                   25                15                 -
Issuance of common stock                                            -                 -            17,416
Redemption of preferred stock                                       -                 -            (6,162)
Preferred stock dividends                                           -                 -              (270)
                                                         ------------      ------------      ------------
        Net cash provided by financing activities              18,749            17,730             1,391
                                                         ------------      ------------      ------------

Net (decrease)/increase in cash                                  (191)              584              (599)
Cash at beginning of period                                       717               133               732
                                                         ------------      ------------      ------------
Cash at end of period                                    $        526      $        717      $        133
                                                         ============      ============      ============

Supplemental cash flow information:
  Cash paid for interest                                 $      2,348      $      1,408      $      2,482
                                                         ============      ============      ============
  Cash paid for income taxes                             $      1,485      $      1,302      $      1,407
                                                         ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                               Common Stock                  Preferred Stock
                                        --------------------------      --------------------------


                                        Outstanding                    Outstanding
                                          Shares           Amount         Shares          Amount
                                        ----------      ----------      ----------      ----------
Balance at February 28, 1995             1,811,785      $      633           1,000      $      500

Stock dividend - preferred stock
Cash dividend - preferred stock
Stock issued in connection with
  initial public offering                1,708,604          17,416
Preferred stock converted to common
  stock in connection with
  initial public offering                   46,751             500          (1,000)           (500)
Exercise of warrant to purchase
  common stock in connection with
  initial public offering                  687,229
Net income
                                        ----------      ----------      ----------      ----------

Balance at February 29, 1996             4,254,369      $   18,549               -         $     -

Stock issued in connection with
  acquisitions                             169,000           1,324
Exercise of options, net of tax
  effects                                   17,140              10
Net income
                                        ----------      ----------      ----------      ----------

Balance at February 28, 1997             4,440,509      $   19,883               -         $     -

Stock issued in connection with
  acquisitions                              94,595           1,479
Restricted stock issued                      4,446             100
Exercise of options, net of tax
  effects                                    8,849              30
Net income
                                        ----------      ----------      ----------      ----------

Balance at February 28, 1998             4,548,399      $   21,492               -         $     -
                                        ==========      ==========      ==========      ==========




                                                         Excess
                                                          Fair
                                          Retained       Market
                                          Earnings        Value            Total
                                         ----------     ----------      ----------
Balance at February 28, 1995             $    7,475     $   (4,084)     $    4,524

Stock dividend - preferred stock               (368)                          (368)
Cash dividend - preferred stock                (137)                          (137)
Stock issued in connection with
  initial public offering                                                   17,416
Preferred stock converted to common
  stock in connection with
  initial public offering                                                        -
Exercise of warrant to purchase
  common stock in connection with
  initial public offering
Net income                                    3,229                          3,229
                                         ----------     ----------      ----------

Balance at February 29, 1996             $   10,199     $   (4,084)     $   24,664

Stock issued in connection with
  acquisitions                                                               1,324
Exercise of options, net of tax
  effects                                       (70)                           (60)
Net income                                    3,908                          3,908
                                         ----------     ----------      ----------

Balance at February 28, 1997             $   14,037     $   (4,084)     $   29,836

Stock issued in connection with
  acquisitions                                                               1,479
Restricted stock issued                                                        100
Exercise of options, net of tax
  effects                                       (89)                           (59)
Net income                                    4,065                          4,065
                                         ----------     ----------      ----------

Balance at February 28, 1998             $   18,013     $   (4,084)     $   35,421
                                         ==========     ==========      ==========





   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------

NATURE OF BUSINESS AND COMMENCEMENT OF OPERATIONS

         Globe Business Resources, Inc., formerly known as Globe Furniture Rentals, Inc., commenced operations on March 1, 1989 with the acquisition of certain assets and assumption of certain liabilities of the former Globe Furniture Rentals, Inc. and Globe Furniture Rental of Tri-County, Inc. (collectively, the Selling Corporations). The transaction was accounted for as a purchase. Certain shareholders of the Company (either directly or through related party relationships) also had a 50% ownership in the Selling Corporations. Consequently, only 50% of the amount by which the fair market value of the net assets acquired exceeded their historical basis was considered in establishing the carrying value of the net assets. The remaining 50% of such excess was accounted for as a $4,084 reduction of shareholders' equity.

         The Company rents and sells furniture to a diversified base of commercial and residential customers throughout the United States. Additionally, the Company provides fully furnished short-term housing through an inventory of leased housing units to temporarily assigned corporate personnel, new hires, trainees, consultants, government employees and other individuals throughout the United States.

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

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Capitalized interest was $27, $15 and $0 in fiscal 1998, 1997 and 1996, respectively. Depreciation expense is provided on a straight-line basis over estimated useful lives of three to ten years. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases. Expenditures that enhance or extend the useful lives of the assets involved are capitalized. Maintenance and repair expenditures are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income.

         Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of", was adopted in fiscal year 1997. The implementation of this Statement did not have a material impact on the Company's financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangibles are amortized on a straight-line basis over periods ranging from three to twenty years. The Company periodically reviews goodwill and other intangibles and impairments will be recognized if a permanent decline in value has occurred. Accumulated amortization of goodwill and other intangibles was $1,228 and $225 at February 28, 1998 and 1997, respectively.

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

OTHER EXPENSES

         Other expenses are mainly comprised of interest charges.

INCOME TAXES

         In accordance with SFAS No. 109, "Accounting for Income Taxes", deferred taxes are provided for all differences between the financial statement basis and the tax basis of assets and liabilities using the enacted tax rate. A valuation allowance is provided for deferred tax assets which are more likely than not unrealizable.

EARNINGS PER SHARE

         The Company adopted SFAS No. 128, "Earnings per Share", in fiscal 1998. All earnings per share amounts for prior years have been restated to conform to this statement, which had no material effect on the previously reported earnings per share.

         For all periods presented, basic earnings per share was calculated by dividing net income applicable to common stock by the weighted average number of shares outstanding during the period. Net income applicable to common stock is net income reduced by preferred stock dividends.

         For all periods presented, diluted earnings per share was calculated by dividing net income applicable to common stock by the weighted average number of shares and dilutive potential common shares outstanding during the period. Potential common shares include outstanding stock options for all periods presented and contingently issuable shares in fiscal 1998.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The following table presents the calculation of basic and diluted earnings per share for the periods indicated.


                                                                   Years Ended February 28/29,
                                                                  ----------------------------
                                                                    1998       1997       1996
                                                                  ------     ------     ------

Net income used to calculate basic and diluted
  earnings per share                                              $4,065     $3,908     $2,724
                                                                  ======     ======     ======

Weighted average common shares used to calculate
  basic earnings per share                                         4,475      4,336      2,600
                                                                  ======     ======     ======

Basic earnings per common share                                   $ 0.91     $ 0.90     $ 1.05
                                                                  ======     ======     ======


Shares used in the calculation of diluted earnings per share:
  Weighted average common shares                                   4,475      4,336      2,600
  Dilutive effect of assumed exercise of options
    for the purchase of common shares                                 82         36         50
  Dilutive effect of assumed issuance of
    contingently issuable shares                                      20          -          -
                                                                  ------     ------     ------
Weighted average common shares used to calculate
    diluted earnings per share                                     4,577      4,372      2,650
                                                                  ======     ======     ======

Diluted earnings per common share                                 $ 0.89     $ 0.89     $ 1.03
                                                                  ======     ======     ======


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

STOCK OPTION PLAN

         The Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", in accounting for its employee stock options and has not recognized compensation expense for those options granted in the years ended February 28, 1998 and 1997. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to adopt the disclosure only provisions. (See Note 8 for further information.)

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both pronouncements must be adopted in fiscal year 1999. SFAS No. 130 requires reporting of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 131 establishes standards to align internally generated and externally reported segment information in annual financial statements and requires selected information about operating segments to be included in interim financial reporting.

         The Company is currently evaluating the impact of these pronouncements on its future financial reporting.

NOTE 2--ACQUISITIONS:
---------------------

         During fiscal 1998, the Company completed seven acquisitions and settled contingent consideration on a fiscal 1997 acquisition. These transactions were completed by payment of approximately $16.3 million in cash, issuance of 94,595 shares of common stock and assumption of certain liabilities. Additional contingent consideration is payable in cash of up to $3.5 million and common stock, currently held in escrow, of up to 122,300 shares. Payment of contingent consideration is subject to meeting certain earnings levels and certain representations and warranties.

         All fiscal 1998 acquisitions operate in the corporate housing business, providing short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. At their respective dates of acquisition, these businesses maintained inventories totaling approximately 2,600 leased housing units and had annual revenues in their most recent fiscal year totaling $34.1 million.

         The following significant acquisitions are included in the amounts presented above.

         On April 28, 1997, Globe acquired substantially all the assets of privately owned The Hotel Alternative, Inc., based in Seattle, Washington, for approximately $3,400 in cash, the assumption of certain liabilities and contingent consideration consisting of up to $1,000 payable in calendar year 1998 and up to 50,000 shares of Globe common stock, currently held in escrow, issuable in calendar year 1998.

         On November 1, 1997, Globe acquired privately owned Oxford Furnished Apartments, Inc., based in Indianapolis, Indiana, pursuant to a stock purchase agreement for $6.0 million in cash, 91,000 shares of Globe common stock, and contingent consideration payable in cash by March 1, 1998, subject to certain levels of operating income for the twelve months ended December 31, 1997. At closing, Globe paid $6.0 million in cash and delivered 63,700 shares of common stock. The remaining 27,300 shares of common stock were placed in escrow to be distributed November 1, 1998 if certain representations and warranties are met.

         On December 1, 1997, Globe acquired substantially all the assets of privately owned O'Shaughnessy Enterprises, Inc., dba Suite Living, based in Oceanside, California, for approximately $2,600 in cash, 73,395 shares of Globe common stock and the assumption of certain liabilities. The cash component was paid on January 2, 1998 by means of a 6% promissory note, while 28,395 shares of common stock were issued at closing. The remaining 45,000 shares, currently held in escrow, are issuable December 1, 1998 if certain representations and warranties are met.

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

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The purchase price allocation for the businesses is as follows:

            Cash, receivables and prepaids                       $  1,479
            Rental furniture                                          683
            Property and equipment                                    331
            Other assets                                              202
            Goodwill and other intangibles                         17,456
                                                                 --------
                                                                   20,151
            Liabilities assumed                                    (2,235)
                                                                 --------
                                                                 $ 17,916
                                                                 ========


         The following table sets forth certain consolidated income statement data on an unaudited proforma basis, as if the businesses were acquired at the beginning of the periods indicated.

                                                       Twelve months ended February 28,
                                                    -------------------------------------
                                                         1998                     1997
                                                         ----                     ----
      Revenues                                      $    130,653             $    101,610
      Net income                                           5,035                    4,194
      Basic earnings per common share               $       1.11             $       0.95
      Diluted earnings per common share             $       1.08             $       0.94
      Weighted average number of common
        shares outstanding:
          Basic                                            4,539                    4,428
          Diluted                                          4,641                    4,464


SUBSEQUENT EVENTS (UNAUDITED):
------------------------------

         In March 1998, the Company paid approximately $2,260 in contingent consideration related to two fiscal 1998 acquisitions.

         On April 30, 1998, the Company paid approximately $1.9 million in acquiring certain assets of Express Rental, Inc., a privately owned furniture rental business based in Ventura, California. The business, dba Express Furniture Rental, has annual revenues of approximately $2.0 million.

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

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


of the March 31, 1996 expiration of the conversion period and debenture maturity date. The debenture was not converted and was subsequently retired in April 1996.

NOTE 4--RENTAL FURNITURE:
-------------------------


         Rental furniture consists of the following:

                                                      February 28,
                                              ------------------------------
                                                   1998             1997
                                              -------------    -------------

         Furniture on rental                  $      41,884    $      39,509
         Furniture on hand                           21,537           16,808
                                              -------------    -------------
                                                     63,421           56,317
         Accumulated depreciation                   (10,201)          (7,855)
                                              -------------    -------------
                                              $      53,220    $      48,462
                                              =============    =============

NOTE 5--PROPERTY AND EQUIPMENT AND LEASES:

Property and equipment consists of the following:

                                                                     February 28,
                                                           ------------------------------
                                                               1998             1997
                                                           -------------    -------------

Land                                                       $         370    $         370
Buildings                                                          1,950              277
Leasehold improvements                                             2,569            2,347
Delivery equipment                                                 1,973            1,249
Office and store equipment                                         4,963            1,928
Assets under capital lease (primarily delivery
  and computer equipment)                                          1,231            1,622
Construction in progress                                               1            1,266
                                                           -------------    -------------
                                                                  13,057            9,059
Accumulated depreciation and amortization                         (5,314)          (4,152)
                                                           -------------    -------------
                                                           $       7,743    $       4,907
                                                           =============    =============

         The Company leases certain real property and equipment under operating leases from unrelated third parties and from certain of the Company's officers and directors. Lease terms range from one to fifteen years. Rental expense was $4,149, $3,703 and $3,459 in 1998, 1997 and 1996, respectively.

         Acquisition of assets financed through capital leases totaled $543, $153 and $265 in 1998, 1997 and 1996, respectively.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Minimum future rentals under noncancelable capital and operating leases at February 28, 1998 are as follows:

                                                                Operating Leases
                                                             ---------------------
                                                Capital       Related     Unrelated
                                                Leases        Parties      Parties       Total
                                               --------      --------     --------      --------

1999                                           $    315      $    653     $  3,118      $  4,086
2000                                                227           209        2,127         2,563
2001                                                205           110        1,705         2,020
2002                                                  -             -          994           994
2003                                                  -             -          452           452
Thereafter                                            -             -          223           223
                                               --------      --------     --------      --------
Total minimum lease payments                        747           972        8,619        10,338
Amounts receivable from sublease                      -             -         (205)         (205)
                                               --------      --------     --------      --------
Minimum future lease obligations                    747      $    972     $  8,414      $ 10,133
                                                             ========     ========      ========
Amount representing interest                        (51)
                                               --------

Present value of capital lease obligations     $    696
                                               ========

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 6--DEBT:
-------------

Outstanding debt consists of:

                                                          February 28,
                                                 ----------------------------------
                                                      1998               1997
                                                 --------------     --------------

The Fifth Third Bank and PNC Bank unsecured
  revolving note, average interest of 7.39%      $       16,476          $       -

The Fifth Third Bank, PNC Bank, KeyBank and
  Fountain Square Commercial Funding Corp.
  secured revolving note, average interest
  of 7.59%                                                    -             28,554

7.54% Senior Notes, unsecured, interest
  payable semi-annually on March 1 and
  September 1, due September 1, 2007                     30,000                  -

6.0% note payable to seller of acquired
  business, payable in monthly installments,
  due December 31, 2000                                     850              1,150

7.5% note payable to seller of acquired
  business, payable in monthly installments,
  due November 2, 1998                                      181                271

7.2% mortgage note payable to The Fifth
  Third Bank, interest payable in monthly
  installments, due December 1, 2002                      1,510                  -

Capital lease obligations                                   696                541
                                                 --------------     --------------
                                                 $       49,713     $       30,516
                                                 ==============     ==============


         On September 29, 1997, the Company obtained a $30 million unsecured line of credit which replaced a secured $45 million line of credit obtained on December 16, 1996. Interest rates for this revolving line of credit are based on a leverage formula, which is currently the lesser of the prime rate minus 25 basis points or LIBOR plus 150 basis points. At February 28, 1998, the line of credit provided up to $30 million of financing for the Company and provided a total unused credit facility of approximately $13.5 million. Unused facility fees are payable at 0.20% per year. The term of the line of credit will expire on September 30, 2000. Interest rates for the prior line of credit were based on a leverage formula, which at February 28, 1997 was the lesser of the prime rate plus 50 basis points or LIBOR plus 225 basis points. Borrowings were permitted up to the lesser of $45 million or the maximum available under borrowing base calculations and were secured by eligible furniture, leases and accounts receivable.

         The September 29, 1997 line of credit contains covenants that limit the amount of dividends or distributions the Company can pay on its common stock and the amount of its

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



own stock the Company can repurchase. The Company may pay dividends or distributions on its common stock or repurchase shares of its common stock as long as the aggregate amount is not in excess of $2 million in any fiscal year. Any portion of such $2 million which is not utilized in a fiscal year ending February 28/29 will be available for utilization during the next fiscal year in addition to the $2 million already available for that year.

         On March 13, 1997, the Company obtained a $1.5 million construction loan with The Fifth Third Bank to fund construction of a showroom/clearance center/warehouse facility. Effective December 1, 1997 the construction loan was amended to a mortgage note due December 1, 2002, with principal and interest payable monthly. The Company can elect to fix the interest rate for a one, three, or five year period based on the corresponding Treasury Note rate plus 175 basis points. Principal and interest are amortized over a fifteen year period. At February 28, 1998 the interest rate was 7.2%.

         On September 29, 1997, the Company completed a private placement of $30 million of unsecured 7.54% Senior Notes due September 1, 2007, with interest payable semi-annually on March 1 and September 1. These Senior Notes may be redeemed at a premium after one year.

         The aggregate payments of debt outstanding at February 28, 1998 for the next five fiscal years and thereafter are summarized as follows:


                 1999                                      $    823
                 2000                                           575
                 2001                                        16,996
                 2002                                         4,359
                 2003                                         5,532
                 Thereafter                                  21,428
                                                       -------------
                                                           $ 49,713
                                                       =============



NOTE 7--SHAREHOLDERS' EQUITY:
-----------------------------

         One hundred thousand authorized but unissued shares of preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine without any approval of shareholders.

SUBSEQUENT EVENT:
-----------------

         On March 12, 1998, the Company's Board of Directors approved a program for the repurchase of up to $3 million of the Company's outstanding common stock. Shares may be purchased as market conditions warrant in the open market or in privately negotiated transactions.

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

         Effective January 11, 1996 and April 8, 1997, the Company established new stock option plans (the 1996 Plan and 1997 Plan, respectively) which provide for the grant of options to purchase up to 200,249 and 150,000 shares of common stock, respectively. Both Plans are administered by the Compensation Committee of the Company's Board of Directors. The Committee intends to grant options at prices which are at least 95% of the market value at the date of grant. The maximum number of shares with respect to which options may be granted to any employee during each fiscal year of the Company is 19,071 under the 1996 Plan and 20,000 under the 1997 Plan. Options under both plans become exercisable at

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



the rate of 25% per year commencing one year after grant or as determined by the Committee and expire ten years after date of grant. The Plans provide for the grant of both incentive stock options and nonqualified stock options.

         Effective April 8, 1997 the Company established a new Directors stock option plan (the Directors Plan) which provides for the grant of options to purchase up to 50,000 shares of common stock to non-employee directors of the Company. The Directors Plan is administered by a committee of the Company's Board of Directors. Each eligible director will receive options to purchase 1,000 shares of common stock upon election to the Board of Directors. Options are priced at the last closing sales price reported immediately prior to the date of grant and are immediately exercisable. The options expire ten years after date of grant.

         In March 1996, options to purchase 94,000 shares of the Company's common stock were granted under the 1996 Plan at the initial public offering price of $11.50. The exercise price of all but 12,000 of these options was modified to $8.00 per share in November, 1996.

         The following information represents certain data as required by SFAS No. 123, "Accounting for Stock-Based Compensation".

                                                                        Weighted
                                                      Number of         Average
                                                       Shares            Price
                                                    ------------      ------------

       Options outstanding at February 28, 1995           74,379      $       0.61
                                                    ------------      ------------

         Granted                                               -
         Canceled                                        (24,793)     $       0.61
         Exercised                                             -

       Options outstanding at February 29, 1996           49,586      $       0.61
                                                    ------------      ------------

         Granted                                         149,000      $       8.28
         Canceled                                        (22,000)     $       8.00
         Exercised                                       (24,793)     $       0.61

       Options outstanding at February 28, 1997          151,793      $       7.07
                                                    ------------      ------------

         Granted                                         192,500      $      19.72
         Canceled                                        (42,687)     $      10.52
         Exercised                                       (13,188)     $       3.36

       Options outstanding at February 28, 1998          288,418      $      15.18
                                                    ------------      ------------


         The fair value of each option granted during fiscal 1998 and 1997 is estimated using the Black-Scholes option-pricing model assuming: (1) average risk-free interest rate of 6.07% and 6.08%, respectively, (2) expected life of 5 years, (3) expected volatility of 40% and (4) no dividend yield.

         The weighted average fair value of options granted in fiscal 1998 and 1997 was $8.74 and $4.38, respectively.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The following tables summarize stock options outstanding and exercisable at February 28, 1998:

                                              Options Outstanding
       -----------------------------------------------------------------------------------------------------
                                                            Weighted Average
         Range of Exercise              Options                 Remaining               Weighted Average
              Prices                  Outstanding            Contractual Life           Exercise  Price
       --------------------         --------------------    ---------------------    -----------------------

             $0.35 - $1.03                   16,793               2.74 yrs.                   $0.74
                  $8.00                      90,625               8.30 yrs.                   $8.00
             $9.75 - $14.38                  35,000               8.85 yrs.                  $12.20
            $18.75 - $23.00                 146,000               9.66 yrs.                  $22.00

            $0.35 - $23.00                  288,418               8.73 yrs.                  $15.18


                                       Options Exercisable
      -----------------------------------------------------------------------------

         Range of Exercise              Options                Weighted Average
              Prices                  Outstanding              Exercise  Price
       --------------------         --------------------    -----------------------
         $0.35 - $1.03                     16,793                 $0.74
            $8.00                          21,066                 $8.00
         $9.75 - $14.38                     6,000                $12.94
        $18.75 - $23.00                         -                 $0.00

         $0.35 - $23.00                    43,859                 $5.89


         Had compensation expense been recorded for 1998, 1997 and 1996 grants for stock-based compensation plans in accordance with the provisions of SFAS No. 123, the Company would have reported net income and earnings per share as follows:

                                                            1998            1997            1996
                                                        ------------    ------------    ------------

              Net income applicable to common stock:

                As reported                             $      4,065    $      3,908    $      2,724
                Pro forma                               $      3,894    $      3,810    $      2,724

              Earnings per common share:

                As reported
                  Basic                                 $       0.91    $       0.90    $       1.05
                  Diluted                               $       0.89    $       0.89    $       1.03
                Pro forma
                  Basic                                 $       0.87    $       0.88    $       1.05
                  Diluted                               $       0.85    $       0.87    $       1.03

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 9--INCOME TAXES:
---------------------

         The components of income tax expense for the years ended February 28, 1998, February 28, 1997 and February 29, 1996 are as follows:

                                               February 28/29,
                                --------------------------------------------
                                    1998            1997            1996
                                ------------    ------------    ------------
       Current                  $        931    $      1,067    $        597
       Deferred                        1,282             992           1,161
       State and local taxes             385             419             378
                                ------------    ------------    ------------
                                $      2,598    $      2,478    $      2,136
                                ============    ============    ============

         Deferred tax assets and liabilities consist of the following:


                                                                          February 28,
                                                                   -------------------------
                                                                      1998           1997
                                                                   ----------     ----------
           Deferred assets:
             Alternative minimum tax (AMT) credit carryforwards    $      994     $    1,133
             Deferred state taxes                                         190            192
             Accruals                                                     834            539
             Excess GranTree tax basis                                    140            330
             Capitalized reorganization costs                             299            299
             Other                                                        205             85
                                                                   ----------     ----------
                                                                        2,662          2,578
           Deferred liabilities:
             Depreciation and other                                    (6,513)        (5,147)
                                                                   ----------     ----------
           Net deferred liability                                      (3,851)        (2,569)
           Valuation allowance                                           (332)          (332)
                                                                   ----------     ----------
           Liability reflected in balance sheet                    $   (4,183)    $   (2,901)
                                                                   ==========     ==========


         A reconciliation of the effective tax rate to the statutory federal tax rate is summarized as follows:

                                                                   February 28/29,
                                                     --------------------------------------------
                                                         1998            1997            1996
                                                     ------------    ------------    ------------

    Federal income taxes at 34% statutory rate       $      2,265    $      2,171    $      1,824
    State and local taxes, net of federal benefit             304             267             249
    Permanent differences                                      19              16              37
    Other                                                      10              24              26
                                                     ------------    ------------    ------------
    Provision for income taxes                       $      2,598    $      2,478    $      2,136
                                                     ============    ============    ============

         The AMT credit carryforwards of $994 at February 28, 1998 can be carried forward indefinitely. As a result of the initial public offering and the subsequent ownership

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



change of the Company by more than 50%, the annual utilization of the AMT credit carryforward is limited. The Company incurred the alternative minimum tax for fiscal 1996 and began using the alternative minimum tax carryforward in fiscal 1997.

         The tax basis of GranTree's net assets at the date of its acquisition by Globe exceeded the financial reporting basis. However, income tax regulations limit the portion of such excess basis that can be deducted for income tax purposes, with approximately $971 available for Globe's future use. The Company began using this deduction in fiscal 1998. At February 28, 1998, approximately $515 of the excess basis was available as a tax deduction.

         The valuation allowance primarily relates to capitalized reorganization costs, which can only be realized upon disposition of GranTree.

NOTE 10--401(K) PLANS:
----------------------

         The Company maintains a defined benefit contribution plan for its employees. An employee must complete one year of service and attain the age of 21 to be eligible to participate in the plan. To satisfy the required period of service, an employee must complete at least 1,000 hours of service during a consecutive twelve-month period. Eligible employees may elect to have between 1% and 15% of their before-tax pay contributed to the plan. The Company will make a matching contribution of 25 cents on each dollar contributed by a participant up to 4% of a participant's total pay. Participants become vested in the Company contributions to the extent of 10% after one year, 25% after two years, 45% after three years, 70% after four years, and 100% after five years.

         Expense related to this plan was $70, $58 and $82 in 1998, 1997 and 1996, respectively.

         Employees of the former Oxford Furnished Apartments, Inc. are currently covered by a defined benefit contribution plan established by the prior owners. Terms are identical to Globe's plan except that participants become vested in the Company contributions to the extent of 0% after one year, 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years. The Company match is a discretionary amount determined annually.

NOTE 11--RELATED PARTY TRANSACTIONS:
------------------------------------

         The Company leases certain real property and equipment under operating leases from certain of the Company's officers and directors. Lease terms range from one to ten years. Related party rental expenses were $754, $771 and $756 in 1998, 1997 and 1996, respectively.

         On January 20, 1998 the Company issued a relocation loan of $100 to an officer. Interest accrues at the rate of 7.5% per annum and is payable annually on the anniversary date of the promissory note evidencing the debt. The principal amount is payable in a lump sum on the third anniversary date of the note.

SUBSEQUENT EVENTS:
------------------

         On March 31, 1998 one of the operating leases with certain of the Company's officers and directors was canceled at no penalty to the Company.

         On May 1, 1998 the Company purchased for resale the home of an officer for $328 in connection with the officer's relocation.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 12--QUARTERLY INFORMATION (UNAUDITED):
-------------------------------------------

         Quarterly Operating Results - The following are quarterly results of consolidated operations for fiscal 1998 and fiscal 1997 (in thousands except per share data).


                                                             1st          2nd          3rd          4th
                                                           Quarter      Quarter      Quarter      Quarter     Total
                                                          ---------    ---------    ---------    ---------    ---------

    FISCAL YEAR ENDED FEBRUARY 28, 1998
      Revenues                                            $  22,192    $  25,086    $  28,033    $  28,589    $ 103,900
      Gross profit                                           11,775       13,271       13,987       12,024       51,057
      Operating income                                        2,553        3,218        2,928        1,205        9,904
      Net income                                              1,162        1,486        1,257          160        4,065
      Earnings per common share:
        Basic                                             $    0.26    $    0.33    $    0.28    $    0.04    $    0.91
        Diluted                                           $    0.26    $    0.33    $    0.27    $    0.03    $    0.89

    FISCAL YEAR ENDED FEBRUARY 28, 1997
      Revenues                                            $  13,113    $  17,710    $  17,604    $  19,093    $  67,520
      Gross profit                                            8,443       10,115       10,087       10,668       39,313
      Operating income                                        1,555        2,184        2,082        1,933        7,754
      Net income                                                824        1,123        1,046          915        3,908
      Earnings per common share:
        Basic                                             $    0.19    $    0.26    $    0.24    $    0.21    $    0.90
        Diluted                                           $    0.19    $    0.26    $    0.24    $    0.20    $    0.89

                         GLOBE BUSINESS RESOURCES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                                                                Charged
                                                               (Credited)       Charged
                                              Balance at        to Cost        (Credited)                         Balance at
                                              Beginning           and           to Other                           End of
Description                                   of Period         Expenses        Accounts         Deductions        Period
----------------------------------------    -------------    -------------    -------------    -------------    -------------
Allowance for doubtful accounts:
  Year ended February 28, 1998              $         460    $         541       $     -       $         392    $         609
  Year ended February 28, 1997                        327              173             -                  40              460
  Year ended February 29, 1996                        447               57             -                 177              327





                                                               Charged
                                              Balance at      (Credited)                         Balance at
                                              Beginning        to Other                           End of
Description                                   of Period        Accounts         Deductions        Period
----------------------------------------    -------------    -------------    -------------    -------------
FAS 109 valuation allowance:
  Year ended February 28, 1998              $     332          $     -           $     -       $     332
  Year ended February 28, 1997                    332                -                 -             332
  Year ended February 29, 1996                    299               33                 -             332


                                     PART IV
                                     ITEM 14
         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)   Documents filed as part of this Report:

         1. Financial Statements are included in Part II, Item 8.

         2. Financial Statement Schedules are included in Part II, Item 8.

         3. Exhibits - see Exhibit Index.

(b)   Reports on Form 8-K filed during the fourth quarter of fiscal 1998:  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Globe Business Resources, Inc.



                                            By:      /s/ David D. Hoguet
                                                     -------------------
                                                     David D. Hoguet
                                                     Chief Executive Officer

Signed:  May 8, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                               Capacity                              Date
---------                               --------                              ----



/s/ David D. Hoguet
----------------------------
David D. Hoguet                         Director                              May 8, 1998



/s/ Blair D. Neller
----------------------------
Blair D. Neller                         Director                              May 8, 1998



/s/ Alvin Z. Meisel
----------------------------
Alvin Z. Meisel                         Director                              May 8, 1998



/s/ William R. Griffin
----------------------------
William R. Griffin                      Director                              May 8, 1998



/s/ Thomas C. Parise
----------------------------
Thomas C. Parise                        Director                              May 8, 1998



/s/ Sharon G. Kebe                      Senior Vice President-
----------------------------            Finance and Treasurer
Sharon G. Kebe                          (Principal Financial Officer)         May 8, 1998

                         GLOBE BUSINESS RESOURCES, INC.
                                INDEX TO EXHIBITS

Number   Exhibit Description
------   -------------------

3.1      Amended and Restated Articles of Incorporation of the Registrant (a)

3.1(i)   Amendment to Articles of Incorporations (b)

3.2      Code of Regulations of the Registrant (a)

4.1      Form of Stock Certificate (a)

10.1     Amended and Restated Credit Agreement among the Registrant, GranTree
         Corporation, The Fifth Third Bank, PNC Bank and Society National Bank dated as of February 28, 1996 (a)

10.2     Amended and Restated Credit Agreement among the Registrant, GranTree
         Corporation, Interim Quarters, LTD, Corporate Stay International, Inc.,
         The Fifth Third Bank, PNC Bank, KeyBank National Bank and Fountain
         Square Commercial Funding Corp. dated as of December 16, 1996 (d)

10.3 Tax Allocation Agreement for Registrant and its subsidiaries dated as of December 31, 1992 (a)

10.4     GranTree Corporation Convertible Debenture due 1996 (a)

10.5     Credit Agreement among the Registrant, The Fifth Third Bank and PNC
         Bank dated as of September 29, 1997 (b)

10.6     7.54% Senior Notes due September 1, 2007 among the Registrant, Security
         Life of Denver Insurance Company, Life Insurance Company of Georgia,
         Peerless Insurance Company, Indiana Insurance Company and Southland
         Life Insurance Company dated as of September 1, 1997 (b)

                      MANAGEMENT COMPENSATORY CONTRACTS
10.7     1996 Stock Option Plan (a)

10.8     Amended Severance Agreement for David D. Hoguet (a)

10.9     Amended Severance Agreement for Blair D. Neller (a)

10.10    1997 Stock Option and Incentive Plan (c)

10.11    1997 Directors Stock Option plan (c)

10.12    Severance Agreement for Jeffery D. Pederson (b)
         ***********************************************************************

21       Subsidiaries of the registrant

23       Consent of Price Waterhouse LLP

27       Financial data schedule

99       Safe Harbor Statement

(a)  Incorporated by reference to Registration No. 33-99894

(b) Incorporated by reference to Form 10-Q for the quarterly period ended November 30, 1997

(c) Incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders

(d)  Incorporated by reference to Form 10-K for the year ended February 28, 1997

     Certain instruments evidencing debt of the registrant, none of which exceed 10% of total assets, are not being filed herewith. A copy will be provided to the SEC at its request.