Form 10-Q
period 1998-05-31
GLOBE BUSINESS RESOURCES INC
filed 1998-07-09
CIK 1004571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For the quarterly period ended May 31, 1998          Commission File No. 0-27682



                         Globe Business Resources, Inc.



Incorporated under the                                      IRS Employer
  laws of Ohio                                     Identification No. 31-1256641



                               11260 Chester Road
                                    Suite 400
                              Cincinnati, OH 45246
                              Phone: (513) 771-8287


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X    No


     As of July 3, 1998, 4,555,707 shares of the Registrant's common stock, no par value, were outstanding.

                         GLOBE BUSINESS RESOURCES, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q



                                                                        Page No.
                                                                        --------

Part I. Financial Information

        Item 1.     Consolidated Financial Statements

                    Consolidated Balance Sheet -                           3
                    May 31, 1998 and February 28, 1998

                    Consolidated Statement of Income -                     4
                    Three months ended May 31, 1998 and 1997

                    Consolidated Statement of Cash Flows -                 5
                    Three months ended May 31, 1998 and 1997

                    Notes to Consolidated Financial Statements             6

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         10

Part II. Other Information

        Item 1.     Legal Proceedings                                     14

        Item 2.     Changes in Securities                                 14

        Item 3.     Defaults Upon Senior Securities                       14

        Item 4.     Submission of Matters to a Vote of Security Holders   14

        Item 5.     Other Information                                     14

        Item 6.     Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                   14

                         PART I - FINANCIAL INFORMATION

                         GLOBE BUSINESS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)



                                                           May 31,  February 28,
                                                             1998       1998
                                                         ---------  ------------

                                                         (Unaudited)

ASSETS:
Cash                                                     $     363    $     526
Trade accounts receivable, less allowance
  for doubtful accounts of $623
  and $609, respectively                                     9,710        8,252
Other receivables                                              569          131
Prepaid expenses                                             2,876        2,038
Rental furniture, net                                       53,614       53,220
Property and equipment, net                                  8,040        7,743
Goodwill and other intangibles, net                         30,613       26,695
Note receivable from officer                                   100          100
Other, net                                                     971          732
                                                         ---------    ---------

  Total assets                                           $ 106,856    $  99,437
                                                         =========    =========



LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                         $   5,054    $   3,561
Customer deposits                                            2,202        2,027
Accrued compensation                                         2,140        2,061
Accrued taxes                                                  938          325
Deferred income taxes                                        4,123        4,183
Accrued interest payable                                       878        1,121
Other accrued expenses                                       1,533        1,025
Debt                                                        53,533       49,713
                                                         ---------    ---------

  Total liabilities                                         70,401       64,016
                                                         ---------    ---------

Common stock and other shareholders' equity:
  Common stock, no par, 15,000,000 shares
    authorized, 4,555,142, and 4,548,399
    shares issued and outstanding                           21,496       21,492
  Retained earnings                                         19,043       18,013
  Fair market value in excess of historical cost of
    acquired net assets attributable to related
    party transactions                                      (4,084)      (4,084)
                                                         ---------    ---------

  Total common stock and other shareholders' equity         36,455       35,421
                                                         ---------    ---------

  Total liabilities and shareholders' equity             $ 106,856    $  99,437
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)

                                                     For the three months ended,
                                                     ---------------------------
                                                       May 31,          May 31,
                                                       1998              1997
                                                     ---------------------------
                                                               (Unaudited)

Revenues:
     Corporate housing sales                         $ 16,858           $  7,074
     Rental sales                                      11,355             11,318
     Retail sales                                       4,669              3,800
                                                     --------           --------
                                                       32,882             22,192
                                                     --------           --------

Cost of revenues:
     Cost of corporate housing sales                   11,982              4,832
     Cost of rental sales                                 798              1,000
     Cost of retail sales                               2,834              2,415
     Furniture depreciation and disposals               2,349              2,170
                                                     --------           --------
                                                       17,963             10,417
                                                     --------           --------

Gross profit                                           14,919             11,775

Operating expenses:
     Warehouse and delivery                             2,576              2,290
     Occupancy                                          1,854              1,667
     Selling and advertising                            2,634              2,311
     General and administration                         4,670              2,793
     Amortization of intangible assets                    427                161
                                                     --------           --------
                                                       12,161              9,222
                                                     --------           --------

Operating income                                        2,758              2,553

Other expenses:
     Interest expense                                     964                601
     Other, net                                            31                 46
                                                     --------           --------

                                                          995                647

Income before income taxes                              1,763              1,906

Provision for income taxes                                688                744
                                                     --------           --------


Net income                                           $  1,075           $  1,162
                                                     ========           ========

Earnings per common share:

     Basic                                           $   0.24           $   0.26
                                                     ========           ========
     Diluted                                         $   0.23           $   0.26
                                                     ========           ========

Weighted average number of
common shares outstanding:
     Basic                                              4,550              4,441
     Diluted                                            4,679              4,496

   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                              For the three
                                                               months ended,
                                                          ----------------------

                                                          May 31,        May 31,
                                                            1998          1997
                                                          ----------   ---------
                                                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $  1,075    $  1,162
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Rental furniture depreciation                             1,902       1,729
    Other depreciation and amortization                         934         434
    Provision for losses on accounts receivable                 154         100
    Provision for deferred income taxes                         (60)         52
    (Gain)/loss on sale of property and equipment                (5)       --
    Book value of furniture sales and rental buyouts          3,748       3,192
    Changes in assets and liabilities:
      Accounts receivable                                    (2,064)       (579)
      Note receivable                                          --          --
      Other assets, net                                        (239)          3
      Prepaid expenses                                         (838)        (13)
      Accounts payable                                        1,493         218
      Customer deposits                                         117         223
      Accrued compensation                                      (17)       (274)
      Accrued taxes                                             613         694
      Accrued interest payable                                 (243)          6
      Other accrued expenses                                    326         118
                                                           --------    --------
        Net cash provided by operating activities             6,896       7,065
                                                           --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                                (5,234)     (6,349)
Purchases of property and equipment                            (805)     (1,577)
Proceeds from disposition of property and equipment               6        --
Purchases of businesses, net of cash acquired                (4,852)     (3,452)
                                                           --------    --------
        Net cash used in investing activities               (10,885)    (11,378)
                                                           --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreement                 37,276      28,587
Repayments on the revolving credit agreement                (33,259)    (25,425)
Borrowings on the senior note                                  --          --
Borrowings/(repayments) of other debt                           (75)      1,250
Principal payments under capital lease obligations             (121)       (115)
Exercise of common stock options                                  5        --
                                                           --------    --------
        Net cash provided by financing activities             3,826       4,297
                                                           --------    --------

Net decrease in cash                                           (163)        (16)
Cash at beginning of period                                     526         717
                                                           --------    --------
Cash at end of period                                      $    363    $    701
                                                           ========    ========


   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands except share and per share data)

NOTE 1 -- PRESENTATION OF INTERIM INFORMATION

     In the opinion of the management of Globe Business Resources, Inc., the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly its financial position as of May 31, 1998, and the results of its operations for the three months ended May 31, 1998 and 1997 and its cash flows for the three months ended May 31, 1998 and 1997. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes in its Form 10-K for the fiscal year ended February 28, 1998.

     Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 -- ACQUISITIONS

     During the first quarter of fiscal 1999, the Company completed two asset acquisitions and settled certain contingent consideration on two fiscal 1998 acquisitions. These transactions were completed by payment of approximately $4.9 million in cash and the assumption of certain liabilities.

     On April 30, 1998, Globe acquired certain assets of privately owned Express Rental, Inc., dba Express Furniture Rental ("EFR"), which is based in Ventura, California and operates in the rent-to-rent segment of the furniture rental business. The assets acquired consist of EFR's Los Angeles operations, with annual revenues of approximately $2.0 million.

     On May 1, 1998, Globe acquired substantially all the assets of privately owned Feld Corporate Housing ("FCH"), which operates in Denver, Colorado and provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. FCH maintained an inventory of approximately 250 leased housing units at the time of acquisition and had annual revenues of approximately $5.0 million for the year ended December 31, 1997.

     In accordance with APB No. 16, these acquisitions were accounted for using the purchase method.

     The purchase price allocation for the acquired businesses is as follows:


                                                                     (Unaudited)
                                                                   -------------

Cash, receivables and prepaids                                       $    (14)
Rental furniture                                                          810
Property and equipment                                                      -
Other assets                                                                -
Goodwill and other intangibles                                           4,345
                                                                      --------
                                                                         5,141
Liabilities assumed                                                       (289)
                                                                      ---------
                                                                      $  4,852
                                                                      ========

     The following table sets forth certain Globe consolidated income statement data on a pro forma basis, as if EFR and FCH were acquired at the beginning of the periods indicated.

                                                      Three months ended May 31,
                                                      --------------------------
                                                           1998           1997
                                                       -----------     ---------
Revenues                                                 $  33,930     $  23,743
Net income                                                   1,173         1,310
Basic earnings per common share                          $    0.26     $    0.29
Diluted earnings per common share                        $    0.25     $    0.29
Weighted average number of common
  shares outstanding:
      Basic                                                  4,550         4,441
      Diluted                                                4,679         4,496

SUBSEQUENT EVENT

     On June 1, 1998, Globe acquired substantially all the assets of privately owned Village Suites ("VS") for approximately $7,700 in cash and the assumption of certain liabilities. VS, based in Detroit, Michigan with operations in Illinois, Michigan, Minnesota, Ohio and Wisconsin provides short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. VS maintained an inventory of approximately 770 leased housing units at the time of acquisition and had annual revenues of approximately $13.0 million for the year ended September 30, 1997.

NOTE 3 -- EARNINGS PER SHARE

     The Company adopted SFAS No. 128, "Earnings per Share", in the fourth quarter of fiscal 1998. All earnings per share amounts for prior periods have been restated to conform to this statement, which had no material effect on the previously reported earnings per share.

     For all periods presented, basic earnings per share was calculated by dividing net income applicable to common stock by the weighted average number of shares outstanding during the period.

     For all periods presented, diluted earnings per share was calculated by dividing net income applicable to common stock by the weighted average number of shares and dilutive potential common shares outstanding during the period. Potential common shares include outstanding stock options and contingently issuable shares.

     The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

                                                      Three months ended May 31,
                                                      -------------------------
                                                         1998            1997
                                                      ----------       --------
                                                              (Unaudited)

Net income used to calculate basic and diluted
  earnings per share                                  $ 1,075           $ 1,162
                                                      =======           =======



Weighted average common shares used to calculate
  basic earnings per share                              4,550             4,441
                                                      =======           =======


Basic earnings per common share                       $  0.24           $  0.26
                                                      =======           =======



Shares used in the calculation of
diluted earnings per share:
  Weighted average common shares                        4,550             4,441
  Dilutive effect of assumed exercise
    of options for the purchase
    of common shares                                       57                46
  Dilutive effect of assumed issuance of
    contingently issuable shares                           72                 9
                                                      -------          --------

Weighted average common shares used to calculate
    diluted earnings per share                          4,679             4,496
                                                      =======           =======

Diluted earnings per common share                     $  0.23          $   0.26
                                                      =======           =======


NOTE 4 -- RENTAL FURNITURE

        Rental furniture consists of the following:


                                                   May 31,          February 28,
                                                    1998                1998
                                                 -----------        ------------
                                                 (unaudited)

Furniture on rental                               $42,999             $41,884
Furniture on hand                                  21,074              21,537
                                                 --------            --------
                                                   64,073              63,421
Accumulated depreciation                          (10,459)            (10,201)
                                                 ---------           ---------
                                                  $53,614             $53,220
                                                  =======             =======

NOTE 5 -- DEBT

     Outstanding debt consists of:


                                                      May 31,       February 28,
                                                       1998              1998
                                                      --------      ------------
                                                     (Unaudited)

The Fifth Third Bank, PNC Bank and
  Norwest Bank unsecured revolving note,
  average interest of 7.31%                           $ 20,493       $      -

The Fifth Third Bank and PNC Bank unsecured
  revolving note, average interest of 7.39%                  -         16,476

7.54% Senior Notes, unsecured, interest
  payable semi-annually on March 1 and
  September 1, due September 1, 2007                    30,000         30,000

6.0% note payable to seller of acquired
  business, payable in monthly installments,
  due December 31, 2000                                    775            850

7.5% note payable to seller of acquired
  business, payable in monthly
  installments, due November 2, 1998                       157            181

7.2% mortgage note payable to
  The Fifth Third Bank, interest
  payable in monthly installments,
  due December 1, 2002                                   1,496          1,510

Capital lease obligations                                  612            696
                                                      --------       --------
                                                      $ 53,533       $ 49,713
                                                      ========       ========

     The funds required for the EFR and FCH acquisitions were derived from borrowings under the Company's unsecured revolving Credit Agreement.

     On May 14, 1998, the Company's $30 million unsecured revolving line of credit with the Fifth Third Bank and PNC Bank was increased, by amendment, to a $45 million unsecured revolving line of credit with The Fifth Third Bank, PNC Bank and Norwest Bank. Interest rates, unused facility fees and other terms are unchanged from the original revolving Credit Agreement. At May 31, 1998, the revolving Credit Agreement provided a total unused credit facility of approximately $24.5 million.

                                     ITEM 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements beginning on page 3.

GENERAL

     Globe is a major participant in the temporary relocation industry, operating in both the corporate housing and rent-to-rent furniture businesses. The corporate housing business provides short-term housing through an inventory of leased housing units to temporarily assigned corporate personnel, new hires, trainees and consultants. The rent-to-rent furniture business rents quality office and residential furniture to a variety of corporate and individual customers. Additionally, the Company sells residential and office furniture that no longer meets its "showroom condition" standards for rental through its clearance centers and offers new furniture for sale through its showrooms and account executives.

     The Company's fiscal year ends on February 28/29.

     The discussions contained under Results of Operations and Liquidity and Capital Resources include forward-looking information which is subject to risks and qualifications including, but not limited to, those set forth in Exhibit 99.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain gross profit data as a percentage of respective corporate housing, rental and retail sales revenues.



                                                  For the three months ended,
                                                --------------------------------
                                                May 31, 1998        May 31, 1997
                                                ------------        ------------

Revenues:
  Corporate housing sales                           51.3%                 31.9%
  Rental sales                                      34.5%                 51.0%
  Retail sales                                      14.2%                 17.1%
                                                ---------             ---------
    Total revenues                                 100.0%                100.0%

Gross profit:
  Corporate housing sales                           28.9%                 31.7%
  Rental sales                                      93.0%                 91.2%
  Retail sales                                      39.3%                 36.4%
                                                ---------              ---------
  Gross profit before depreciation
    and disposals                                   52.5%                 62.8%
  Furniture depreciation and disposals              (7.1%)                (9.8%)
                                                ---------              --------
    Combined gross profit                            45.4%                53.1%

Operating expenses                                   35.7%                40.8%
Amortization of intangible assets                     1.3%                 0.7%
                                                ----------              --------
Operating income                                      8.4%                11.5%
Interest/other                                        3.0%                 2.9%
                                                ----------              --------
Income before taxes                                   5.4%                 8.6%
                                                ==========              ========

Impact of Corporate Housing Acquisitions

     Globe entered the corporate housing business in fiscal 1997 by making three acquisitions. Seven additional corporate housing businesses were acquired in fiscal 1998. Globe continued its corporate housing acquisition program during the first quarter of fiscal 1999 with the acquisition of Feld Corporate Housing in May 1998. Another corporate housing acquisition was made in June 1998, subsequent to completion of the first quarter. All acquisitions to date have been accounted for using the purchase method of accounting.

     Corporate housing companies' assets consist primarily of accounts receivable, customer deposits and some minor furniture and fixed asset balances. Consequently, the purchase price for these businesses is allocated largely to goodwill and other intangibles. Cost of goodwill and other intangibles related to the corporate housing acquisitions approximates $31.0 million and is being amortized on a straight-line basis primarily over twenty years. Goodwill and intangibles amortization, which is a separate component of operating expenses, reduced operating profit by $0.4 million, or 1.3% of revenues, in the first quarter of fiscal 1999 and $0.2 million, or 0.7% of revenues, in the first quarter of fiscal 1998.

     The corporate housing business has a lower gross profit margin, as well as lower operating expenses as a percentage of revenues, than the furniture rental business. As a result, the Company's gross profit margin and operating expenses as a percentage of revenues have been declining since the Company entered the corporate housing business. Gross profit margin decreased to 45.4% in the first quarter of fiscal 1999 from 53.1% in the first quarter of fiscal 1998, resulting from the larger percentage of total revenues from corporate housing (51.3% in the first quarter of fiscal 1999 versus 31.9% in the comparable period of fiscal
1998). Gross profit margin on rental sales in the first quarter of fiscal 1999 was 93.0%, versus 28.9% for corporate housing. Comparable gross profit margins for the first quarter of fiscal 1998 were 91.2% and 31.7%, respectively. Because the Company is integrating its furniture rental and corporate housing operations, these gross profit percentages exclude furniture depreciation and disposals which can no longer be separately identified. An additional result of this integration is that operating expenses and, therefore, operating margins for furniture rental and corporate housing cannot be specifically identified. Combined operating expenses, excluding goodwill, decreased to 35.7% of revenues in the first quarter of fiscal 1999 from 40.8% in the first quarter of fiscal 1998, while the operating margin, including goodwill, decreased to 8.4% of revenues in the first quarter of fiscal 1999 from 11.5% of revenues in the first quarter of fiscal 1998. The reduction in operating margin is primarily the result of the increasing mix of corporate housing revenues over the comparable periods, additions to the Company's management team and related infrastructure spending to support the Company's rapid growth, and greater amortization expenses. Excluding amortization expenses, operating margins declined to 9.7% in the first quarter of fiscal 1999 from 12.2% in the first quarter of fiscal 1998.

     Globe plans to continue its consolidation of corporate housing through additional acquisitions, thereby capitalizing on the desire of many corporations to have a corporate housing company that can meet their needs nationally. With the acquisitions to date, Globe has expanded its presence into twenty-two markets and is the market leader in nine of these markets, with annualized corporate housing revenues in excess of $90 million. Globe is vying with two other corporate housing companies for the number two position in the industry.

     As Globe increases its presence in the corporate housing business some competing corporate housing companies that are customers of Globe may transfer their furniture rental business to other vendors. At the end of June 1998, the Company's annualized revenues from these corporate housing companies approximated $9.5 million.

     Due to the significant impact of the corporate housing acquisitions on the Company's operations and financial results, certain aspects of the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

Comparison of First Quarter Fiscal 1999 to First Quarter Fiscal 1998

     Total revenues of $32.9 million increased $10.7 million, or 48.2%, in the first quarter of fiscal 1999, from $22.2 million in the first quarter of fiscal 1998, primarily due to acquisitions which occurred subsequent to the first quarter of fiscal 1998. Excluding the corporate housing operations and the impact of intercompany eliminations, total revenues increased 9.6% in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998.

     Corporate housing revenues of $16.9 million in the first quarter of fiscal 1999 increased 138.3% from $7.1 million in the first quarter of fiscal 1998. This increase was primarily caused by acquisitions which occurred after the first quarter of fiscal 1998.

     Rental revenues of $11.3 million in the first quarter of fiscal 1999 were flat when compared to the first quarter of fiscal 1998 due to the elimination of revenues from corporate housing customers acquired by the Company subsequent to the first quarter of fiscal 1998. Excluding the impact of intercompany eliminations, rental revenues increased 5.1%.

     Sales revenues of $4.7 million increased $0.9 million, or 22.9%, in the first quarter of fiscal 1999 from $3.8 million in the first quarter of fiscal
1998, driven by an increase of $0.6 million, or 37.7%, in clearance center revenues over the period. The additional $0.3 million increase is primarily attributable to increased sales of new office furniture in the first quarter of fiscal 1999 versus the first quarter of fiscal 1998.

     Gross profit of $14.9 million in the first quarter of fiscal 1999 increased $3.1 million, or 26.7%, from $11.8 million in the first quarter of fiscal 1998 and declined as a percentage of revenues to 45.4% from 53.1% over the same period due to the higher mix of corporate housing revenues and the lower margins associated with these revenues. Gross profit on both rental and retail sales revenues improved versus the comparable prior year period. Corporate housing gross profit declined versus the comparable prior year period but improved versus the gross profit levels which were experienced in the last nine months of fiscal 1998 as the Company is actively addressing occupancy levels at certain corporate housing locations.

     Operating expenses of $12.2 million in the first quarter of fiscal 1999 increased 31.9% from $9.2 million in the first quarter of fiscal 1998 as a result of acquisitions, as well as additions to the Company's management team and related infrastructure spending to support the Company's rapid growth, which occurred subsequent to the first quarter of fiscal 1998. As a percentage of total revenues, these expenses declined to 37.0% from 41.6% over the same period as a result of corporate housing's lower operating expenses as a percent of revenues. The investment in management and infrastructure should enable the Company to continue its acquisition strategy without incurring significant additional overhead.

     As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income increased 8.0% to $2.8 million, or 8.4% of revenues in the first quarter of fiscal 1999, from $2.6 million, or 11.5% of revenues in the first quarter of fiscal 1998.

     Interest/other expense increased $0.4 million to $1.0 million in the first quarter of fiscal 1999 from $0.6 million in the first quarter of fiscal 1998 and as a percentage of total revenues increased slightly to 3.0% from 2.9% over the same period. The increased expense for fiscal 1999 was due primarily to higher debt balances than in the comparable period of fiscal 1998. The debt increase was the result of funding required for acquisitions.

     Income before income taxes of $1.8 million in the first quarter of fiscal 1999 declined $0.1 million, or 7.5%, compared to the first quarter of fiscal 1998 and as a percentage of revenues decreased to 5.4% from 8.6% over the same period.

     The Company's effective tax rate, which includes federal, state and local taxes, remained flat at 39.0% in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     On May 14, 1998, the Company's $30.0 million unsecured line of credit was increased to $45.0 million. Interest rates for this revolving line of credit are based on a leverage formula, which is currently the lesser of the prime rate minus 25 basis points or LIBOR plus 150 basis points. At July 3, 1998, the unused line of credit was $15.8 million, which is available for acquisitions and general corporate purposes.

     The term of the line of credit will expire on September 30, 2000, requiring full payment of the then outstanding balance. The Company expects to have other financing arrangements in place prior to this date.

     From March 1, 1998 through July 3, 1998 Globe used approximately $12.6 million from its lines of credit and assumed approximately $0.7 million of certain liabilities in completing three acquisitions and settling certain contingent consideration for two fiscal 1998 acquisitions. (See note 2 to the consolidated financial statements for further discussion of these acquisitions.)

     The Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $5.2 million in the first three months of fiscal 1999 and $6.3 million in the first three months of fiscal 1998. The lower level of purchases in the first quarter of fiscal 1999 versus the prior year period reflects the Company's efforts to better manage inventory utilization. As the Company's growth strategies are implemented, furniture purchases are expected to increase.

     Capital expenditures were $0.8 million and $1.6 million in the first three months of fiscal 1999 and 1998, respectively. Current year expenditures were financed through cash provided by operations while the prior year expenditures were financed primarily by a $1.5 million mortgage loan. Expenditures for the first three months of fiscal 1999 were largely attributable to continued development of computer systems. The decrease from the prior year results from the completion of construction of a showroom/warehouse facility in Indianapolis, Indiana during fiscal 1998. Costs to further develop the computer systems, which are anticipated to be approximately $1.3 million, will be incurred in the next 9-12 months and are expected to be financed through cash generated by operations.

     In the first three months of fiscal 1999 and 1998, net cash provided by operations was $6.9 million and $7.1 million, respectively, generating $0.9 million more cash than was necessary to fund investing activities (excluding acquisitions) in the first three months of fiscal 1999 and $0.9 million less cash than was necessary to fund investing activities (excluding acquisitions) in the first three months of fiscal 1998. The improvement in cash flow in the first quarter of fiscal 1999 is the result of the lower levels of furniture purchases and capital expenditures in the current year period discussed above.

     Aside from acquisitions, furniture purchases, which have historically been seasonally weighted to the first half of the fiscal year, are the primary reason for use of the credit facilities. Any temporary cash deficiencies resulting from these purchases will be funded via the line of credit. The Company expects cash flow from operations plus the credit facilities to be sufficient to fund the Company's needs, other than significant acquisitions and any repurchases that may be made under the Company's authorized $3.0 million stock repurchase program, for the foreseeable future.

YEAR 2000

     The Company's internal financial and operational systems are Year 2000 compliant. Management is not aware of exposures related to the operations of customers or vendors. No material adverse consequences are anticipated in conjunction with the Year 2000 issue and management intends to monitor the situation on an ongoing basis.

                                     PART II


                                     ITEM 1
                                Legal Proceedings

                                      None


                                     ITEM 2
                              Changes in Securities

                                      None


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

                                      None


                                     ITEM 5
                                Other Information

                                      None


                                     ITEM 6
         Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)     Exhibits:

        10.5.1 Amendment to Credit Agreement among the Registrant, The Fifth Third Bank, PNC Bank and Norwest Bank dated May 14, 1998.

        27            Financial Data Schedule

        99            Safe Harbor Statement

 (b)    Reports on Form 8-K filed during the first quarter of 1999:

        Form 8-K filed May 18, 1998 for the Feld Corporate Housing acquisition.

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

Signed:  July 9, 1998