Form 10-K/A
period 1998-02-28
GLOBE BUSINESS RESOURCES INC
filed 1998-07-22
CIK 1004571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K

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

                               TITLE OF EACH CLASS
                           Common Stock, no par value



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of May 1, 1998, 4,548,399 shares of the Registrant's common stock, no par value, were outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant at May 1, 1998, was approximately $37.9 million computed at the closing price of $14.125 per share on that date.



                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.

     This Form 10-K/A is being filed solely to amend and restate the Financial Data Schedule filed with the Company's Form 10-K for the fiscal year ended February 28, 1998. The amendment and restatement reflects the impact of restated earnings per share amounts calculated pursuant to Statement of Financial Accounting Standards No. 128, "Earnings per Share" and reports interim period year-to-date amounts for selected income statement categories. The required Financial Data Schedules are filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Globe Business Resources, Inc.



                                             By:    /s/ David D. Hoguet
                                                ----------------------------
                                                    David D. Hoguet
                                                    Chief Executive Officer

Signed:  July 21, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                       Capacity                      Date
-----------------------         --------------------            -------------



/s/ David D. Hoguet
----------------------
David D. Hoguet                 Director                        July 21, 1998



/s/ Blair D. Neller
----------------------
Blair D. Neller                 Director                        July 21, 1998



/s/ Alvin Z. Meisel
----------------------
Alvin Z. Meisel                 Director                        July 21, 1998



/s/ William R. Griffin
----------------------
William R. Griffin              Director                        July 21, 1998



/s/ Thomas C. Parise
----------------------
Thomas C. Parise                Director                        July 21, 1998



/s/ Sharon G. Kebe              Senior Vice President-
----------------------          Finance and Treasurer
Sharon G. Kebe                  (Principal Financial Officer)   July 21, 1998