Form 10-Q
period 1998-08-31
GLOBE BUSINESS RESOURCES INC
filed 1998-10-06
CIK 1004571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended August 31, 1998       Commission File No. 0-27682



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







     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of September 30, 1998, 4,556,437 shares of the Registrant's common stock, no par value, were outstanding.

                         GLOBE BUSINESS RESOURCES, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q



                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1.       Consolidated Financial Statements

                        Consolidated Balance Sheet -                        3
                        August 31, 1998 and February 28, 1998

                        Consolidated Statement of Income -                  4
                        Three and six months ended
                        August 31, 1998 and 1997

                        Consolidated Statement of Cash Flows -              5
                        Six months ended August 31, 1998 and 1997

                        Notes to Consolidated Financial Statements          6

          Item 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations      10



PART II.  OTHER INFORMATION

          Item 1.       Legal Proceedings                                  15

          Item 2.       Changes in Securities                              15

          Item 3.       Defaults Upon Senior Securities                    15

          Item 4.       Submission of Matters to a Vote of
                        Security Holders                                   15

          Item 5.       Other Information                                  16

          Item 6.       Exhibits, Financial Statement Schedules
                        and Reports on Form 8-K                            16

                         PART I - FINANCIAL INFORMATION

                         GLOBE BUSINESS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)



                                                        August 31,  February 28,
                                                           1998        1998
                                                      ------------- ------------
                                                       (Unaudited)

ASSETS:
Cash                                                     $     615    $     526
Trade accounts receivable, less allowance for
  doubtful accounts of $689 and $609,
  respectively                                              10,343        8,252
Other receivables                                              696          131
Prepaid expenses                                             4,498        2,038
Rental furniture, net                                       56,414       53,220
Property and equipment, net                                  8,082        7,743
Goodwill and other intangibles, less accumulated
  amortization of $2,166 and $1,228, respectively           37,903       26,695
Note receivable from officer                                   100          100
Other, net                                                     798          732
                                                         ---------    ---------
  Total assets                                           $ 119,449    $  99,437
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                         $   6,574    $   3,561
Customer deposits                                            2,434        2,027
Accrued compensation                                         2,515        2,061
Accrued taxes                                                  889          325
Deferred income taxes                                        4,122        4,183
Accrued interest payable                                     1,575        1,121
Other accrued expenses                                       1,268        1,025
Debt                                                        61,958       49,713
                                                         ---------    ---------
  Total liabilities                                         81,335       64,016
                                                         ---------    ---------

Common stock and other shareholders' equity:
  Common stock, no par, 15,000,000 shares
    authorized, 4,556,025, and 4,548,399
    shares issued and outstanding                           21,501       21,492
  Retained earnings                                         20,697       18,013
  Fair market value in excess of historical cost of
    acquired net assets attributable to related
    party transactions                                      (4,084)      (4,084)
                                                         ---------    ---------

  Total common stock and other shareholders' equity         38,114       35,421
                                                         ---------    ---------

  Total liabilities and shareholders' equity             $ 119,449    $  99,437
                                                         =========    =========



   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)


                                            For the                 For the
                                      three months ended,     six months ended,
                                   ---------------------- ----------------------
                                   August 31,  August 31,  August 31, August 31,
                                      1998        1997       1998       1997
                                   ----------  ---------- ----------  ----------
                                        (Unaudited)            (Unaudited)

Revenues:
     Corporate housing sales       $ 24,490    $  9,390   $ 41,348    $  16,464
     Rental sales                    11,123      12,282     22,478       23,600
     Retail sales                     4,063       3,414      8,732        7,214
                                   --------    --------   --------    ---------
                                     39,676      25,086     72,558       47,278
                                   --------    --------   --------    ---------
Cost of revenues:
     Cost of corporate housing
       sales                         16,684       6,758     28,666       11,590
     Cost of rental sales               673         779      1,471        1,779
     Cost of retail sales             2,446       2,138      5,280        4,553
     Furniture depreciation
       and disposals                  2,501       2,140      4,850        4,310
                                    -------    --------    --------   ----------
                                     22,304      11,815     40,267       22,232
                                    -------    --------   --------    ---------

Gross profit                         17,372      13,271     32,291       25,046

Operating expenses:
     Warehouse and delivery           2,869       2,489      5,445        4,779
     Occupancy                        1,878       1,730      3,732        3,397
     Selling and advertising          2,953       2,166      5,587        4,477
     General and administration       5,251       3,460      9,921        6,253
     Amortization of intangible
       assets                           511         208        938          369
                                    -------    --------   --------    ---------
                                     13,462      10,053     25,623       19,275
                                    -------    --------   --------    ---------

Operating income                      3,910       3,218      6,668        5,771

Other expenses:
     Interest expense                 1,145         752      2,109        1,353
     Other, net                          35          29         66           75
                                    -------    --------   --------    ---------
                                      1,180         781      2,175        1,428

Income before income taxes            2,730       2,437      4,493        4,343

Provision for income taxes            1,065         951      1,753        1,695
                                    -------    --------   --------    ---------

Net income                          $ 1,665    $  1,486   $  2,740    $   2,648
                                    =======    ========   ========    =========

Earnings per common share:
     Basic                          $  0.37    $   0.33   $   0.60    $    0.60
                                    =======    ========   =========   =========
     Diluted                        $  0.36    $   0.33   $   0.59    $    0.59
                                    =======     ========   =========  =========

Weighted average number of
  common shares outstanding:
     Basic                            4,556       4,443      4,553        4,442
     Diluted                          4,681       4,545      4,680        4,522

   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                       For the six months ended,
                                                      --------------------------
                                                      August 31,      August 31,
                                                         1998            1997
                                                      ----------      ----------
                                                              (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $  2,740      $  2,648
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Rental furniture depreciation                          3,924         3,523
    Other depreciation and amortization                    1,963         1,023
    Provision for losses on accounts receivable              324           255
    Provision for deferred income taxes                      (61)          887
    Gain on sale of property and equipment                    (6)           (4)
    Book value of furniture sales and rental buyouts       6,874         5,932
    Changes in assets and liabilities:
      Accounts receivable                                 (3,049)       (2,634)
      Note receivable                                         --            --
      Other assets, net                                      (32)           (6)
      Prepaid expenses                                    (1,754)          127
      Accounts payable                                     3,012           959
      Customer deposits                                      345           144
      Accrued compensation                                   333          (181)
      Accrued taxes                                          564           279
      Accrued interest payable                               454           393
      Other accrued expenses                                 (55)          178
                                                        --------      --------
        Net cash provided by operating activities         15,576        13,523
                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                            (12,897)      (12,132)
Purchases of property and equipment                       (1,354)       (2,503)
Proceeds from disposition of property and equipment            6             7
Purchases of businesses, net of cash acquired            (13,492)       (5,432)
                                                        --------      --------
        Net cash used in investing activities            (27,737)      (20,060)
                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreement              87,160        56,316
Repayments on the revolving credit agreement             (74,543)      (50,885)
Borrowings on the senior note                                 --            --
Borrowings/(repayments) of other debt                       (150)        1,370
Principal payments under capital lease obligations          (222)         (211)
Exercise of common stock options                               5             6
                                                        --------      --------
        Net cash provided by financing activities         12,250         6,596
                                                        --------      --------

Net increase in cash                                          89            59
Cash at beginning of period                                  526           717
                                                        --------      --------
Cash at end of period                                   $    615      $    776
                                                        ========      ========


   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


NOTE 1 -- PRESENTATION OF INTERIM INFORMATION

     In the opinion of the management of Globe Business Resources, Inc., the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly its financial position as of August 31, 1998, and the results of its operations for the three and six months ended August 31, 1998 and 1997 and its cash flows for the six months ended August 31, 1998 and 1997. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes in its Form 10-K for the fiscal year ended February 28, 1998.

     Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 -- ACQUISITIONS

     During the first six months of fiscal 1999, the Company completed three asset acquisitions and settled certain contingent consideration on two fiscal 1998 acquisitions. These transactions were completed by payment of approximately $13.5 million in cash and the assumption of certain liabilities. One of the fiscal 1999 acquisitions operates in the rent-to-rent segment of the furniture rental business. The remaining acquisitions, which include the June 1, 1998 purchase of Detroit-based Village Suites, operate in the corporate housing business, providing short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. At their respective dates of acquisition, these businesses maintained inventories totaling approximately 1,000 leased housing units and had annual revenues in their most recent fiscal year totaling approximately $18.0 million.

     In accordance with APB No. 16, these acquisitions were accounted for using the purchase method.

     The purchase price allocation for the acquired businesses is as follows:



                                                                    (Unaudited)
                                                                    -----------

Cash, receivables and prepaids                                        $    637
Rental furniture                                                         1,095
Property and equipment                                                      10
Other assets                                                                34
Goodwill and other intangibles                                          12,146
                                                                      --------
                                                                        13,922
Liabilities assumed                                                      (430)
                                                                      --------
                                                                      $ 13,492
                                                                      ========

     The following table sets forth certain Globe consolidated income statement data on a pro forma basis, as if the fiscal 1999 acquisitions were completed at the beginning of the periods indicated.



                                                     Six months ended August 31,
                                                     ---------------------------
                                                        1998              1997
                                                     ---------         ---------

Revenues                                               $77,968          $56,549
Net income                                               3,074            2,982
Basic earnings per common share                        $  0.68          $  0.67
Diluted earnings per common share                      $  0.66          $  0.66
Weighted average number of common
  shares outstanding:
      Basic                                              4,553            4,442
      Diluted                                            4,680            4,522


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


                                              For the             For the
                                       three months ended,    six months ended,
                                   ----------------------- --------------------
                                   August 31,  August 31,  August 31, August 31,
                                     1998         1997       1998       1997
                                   ----------  ----------  ---------- ---------
                                           (Unaudited)          (Unaudited)


Net income used to calculate basic
  and diluted earnings per share      $ 1,665    $ 1,486     $ 2,740    $ 2,648
                                      =======    =======     =======    =======
Weighted average common shares
  used to calculate basic
  earnings per share                    4,556      4,443       4,553      4,442
                                      =======    =======     =======    =======

Basic earnings per common share       $  0.37    $  0.33     $  0.60    $  0.60
                                      =======    =======     =======    =======


Shares used in the calculation
   of diluted earnings
   per share:
  Weighted average common shares        4,556      4,443       4,553      4,442
  Dilutive effect of assumed
   exercise of options for the
   purchase of common shares               53         77          55         63
  Dilutive effect of assumed
    issuance of contingently
    issuable shares                        72         25          72         17
                                      -------     ------     -------     ------
Weighted average common shares
  used to calculate
  diluted earnings per share            4,681      4,545       4,680      4,522
                                      ========    ======     =======     ======

Diluted earnings per common share     $   0.36   $  0.33     $  0.59     $ 0.59
                                      ========   =======     =======     ======


NOTE 4 -- RENTAL FURNITURE

     Rental furniture consists of the following:



                                         August 31, 1998     February 28, 1998
                                         ---------------    ------------------
                                          (Unaudited)

Furniture on rental                         $ 45,815             $ 41,884
Furniture on hand                             21,744               21,537
                                            --------             --------
                                              67,559               63,421
Accumulated depreciation                     (11,145)             (10,201)
                                            --------             --------
                                            $ 56,414             $ 53,220
                                            ========             ========

NOTE 5 -- DEBT

     Outstanding debt consists of:



                                                      August 31,    February 28,
                                                         1998            1998
                                                     ------------   ------------
                                                      (Unaudited)

The Fifth Third Bank, PNC Bank and
  Norwest Bank unsecured revolving note,
  average interest of 7.39%                              $29,106       $     -

The Fifth Third Bank and PNC Bank unsecured
  revolving note, average interest of 7.39%                   -         16,476

7.54% Senior Notes, unsecured, interest
  payable semi-annually on March 1 and
  September 1, due September 1, 2007                      30,000        30,000

6.0% note payable to seller of acquired
  business, payable in monthly installments,
  due December 31, 2000                                      700           850

7.5% note payable to seller of acquired
  business, payable in monthly installments,
  due November 2, 1998                                       133           181

7.2% mortgage note payable to
  The Fifth Third Bank, interest
  payable in monthly installments,
  due December 1, 2002                                     1,481         1,510

Capital lease obligations                                    538           696
                                                         -------       -------
                                                         $61,958       $49,713
                                                         =======       ========

     The funds required for the fiscal 1999 acquisitions were derived from borrowings under the Company's unsecured revolving Credit Agreement.

     On May 14, 1998, the Company's $30 million unsecured revolving line of credit with the Fifth Third Bank and PNC Bank was increased, by amendment, to a $45 million unsecured revolving line of credit with The Fifth Third Bank, PNC Bank and Norwest Bank. Interest rates, unused facility fees and other terms are unchanged from the original revolving Credit Agreement. At August 31, 1998, the revolving Credit Agreement provided a total unused credit facility of approximately $15.9 million.

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


                                        For the                 For the
                                  three months ended,       six months ended,
                                 ----------------------   ----------------------
                                 August 31,  August 31,   August 31,  August 31,
                                    1998        1997         1998       1997
                                 ----------  ----------   ----------  ----------

Revenues:
  Corporate housing sales           61.7%       37.4%        57.0%       34.8%
  Rental sales                      28.0%       49.0%        31.0%       49.9%
  Retail sales                      10.2%       13.6%        12.0%       15.3%
                                   ------      ------       ------      ------
    Total revenues                 100.0%      100.0%       100.0%      100.0%
Gross profit:
  Corporate housing sales           31.9%       28.0%        30.7%       29.6%
  Rental sales                      93.9%       93.7%        93.5%       92.5%
  Retail sales                      39.8%       37.4%        39.5%       36.9%
                                   ------      ------       ------      ------
  Gross profit before
    depreciation and disposals      50.1%       61.4%        51.2%       62.1%
  Furniture depreciation
    and disposals                   (6.3%)      (8.5%)       (6.7%)      (9.1%)
                                   ------      ------       ------      ------
    Combined gross profit           43.8%       52.9%        44.5%       53.0%

Operating expenses                  32.6%       39.2%        34.0%       40.0%
Amortization of intangible
  assets                             1.3%        0.8%         1.3%        0.8%
                                   ------      ------       ------      ------
Operating income                     9.9%       12.8%         9.2%       12.2%
Interest/other                       3.0%        3.1%         3.0%        3.0%
                                   ------      ------       ------      ------
Income before taxes                  6.9%        9.7%         6.2%        9.2%
                                   ======      ======       ======      ======

IMPACT OF CORPORATE HOUSING ACQUISITIONS

     Globe entered the corporate housing business in fiscal 1997 by making three acquisitions. Seven additional corporate housing businesses were acquired in fiscal 1998. Globe continued its corporate housing acquisition program during the first two quarters of fiscal 1999 with the acquisitions of Feld Corporate Housing in May 1998 and Village Suites in June 1998. All acquisitions to date have been accounted for using the purchase method of accounting.

     Corporate housing companies' assets consist primarily of accounts receivable, customer deposits and some minor furniture and fixed asset balances. Consequently, the purchase price for these businesses is allocated largely to goodwill and other intangibles. Cost of goodwill and other intangibles related to the corporate housing acquisitions approximates $38.8 million and is being amortized on a straight-line basis over periods ranging from three to thirty-five years, with a weighted average life of approximately twenty-three years. Goodwill and intangibles amortization, which is a separate component of operating expenses, reduced operating profit by $0.9 million, or 1.3% of revenues, in the first six months of fiscal 1999 and $0.4 million, or 0.8% of revenues, in the first six months of fiscal 1998.

     The corporate housing business has a lower gross profit margin, as well as lower operating expenses as a percentage of revenues, than the furniture rental business. As a result, the Company's gross profit margin and operating expenses as a percentage of revenues have been declining since the Company entered the corporate housing business. Gross profit margin decreased to 44.5% in the first six months of fiscal 1999 from 53.0% in the first six months of fiscal 1998, resulting from the larger percentage of total revenues from corporate housing (57.0% in the first six months of fiscal 1999 versus 34.8% in the comparable period of fiscal 1998). Gross profit margin on rental sales in the first six months of fiscal 1999 was 93.5%, versus 30.7% for corporate housing. Comparable gross profit margins for the first six months of fiscal 1998 were 92.5% and 29.6%, respectively. Because the Company is integrating its furniture rental and corporate housing operations, these gross profit percentages exclude furniture depreciation and disposals which can no longer be separately identified. An additional result of this integration is that operating expenses and, therefore, operating margins for furniture rental and corporate housing cannot be specifically identified. Combined operating expenses, excluding goodwill, decreased to 34.0% of revenues in the first six months of fiscal 1999 from 40.0% in the first six months of fiscal 1998, while the operating margin, including goodwill, decreased to 9.2% of revenues in the first six months of fiscal 1999 from 12.2% of revenues in the first six months of fiscal 1998. The reduction in operating margin is primarily the result of the increasing mix of corporate housing revenues over the comparable periods, additions to the Company's management team and related infrastructure spending to support the Company's rapid growth, and greater amortization expenses. Excluding amortization expenses, operating margins declined to 10.5% in the first six months of fiscal 1999 from 13.0% in the first six months of fiscal 1998.

     Globe plans to continue its consolidation of corporate housing through additional acquisitions, thereby capitalizing on the desire of many corporations to have a corporate housing company that can meet their needs nationally. With the acquisitions to date, Globe has expanded its presence into twenty-three markets and is the market leader in nine of these markets, with annualized corporate housing revenues of approximately $90 million. Globe is vying with two other corporate housing companies for the number two position in the industry.

     As Globe increases its presence in the corporate housing business some competing corporate housing companies that are customers of Globe may transfer their furniture rental business to other vendors. At the end of September 1998, the Company's annualized revenues from these corporate housing companies approximated $8.9 million.

     Due to the significant impact of the corporate housing acquisitions on the Company's operations and financial results, certain aspects of the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

COMPARISON OF SECOND QUARTER FISCAL 1999 TO SECOND QUARTER FISCAL 1998

     Total revenues of $39.7 million increased $14.6 million, or 58.2%, in the second quarter of fiscal 1999, from $25.1 million in the second quarter of fiscal 1998, primarily due to acquisitions. Excluding the corporate housing operations and the impact of the elimination of revenues from acquired corporate housing customers, total revenues increased 5.7% in the second quarter of fiscal 1999 when compared to the second quarter of fiscal 1998.

     Corporate housing sales of $24.5 million in the second quarter of fiscal 1999 increased 160.8% from $9.4 million in the second quarter of fiscal 1998. This increase was primarily caused by acquisitions which occurred after the second quarter of fiscal 1998.

     Rental sales of $11.1 million in the second quarter of fiscal 1999 decreased 9.4% from $12.3 million in the second quarter of fiscal 1998 largely as a result of intercompany eliminations. Excluding the impact of these eliminations, rental revenues increased 2.0%. The moderate increase is attributable to a loss of business from some competing corporate housing customers and a general slowdown in growth in the industry.

     Retail sales of $4.1 million increased $0.7 million, or 19.0%, in the second quarter of fiscal 1999 from $3.4 million in the second quarter of fiscal 1998, driven by increases of 46.5% in new office furniture sales and 7.8% in clearance center revenues over the comparable prior year period.

     Gross profit of $17.4 million in the second quarter of fiscal 1999 increased $4.1 million, or 30.9%, from $13.3 million in the second quarter of fiscal 1998 and declined as a percentage of revenues to 43.8% from 52.9% over the same period due to the higher mix of corporate housing revenues and the lower margins associated with these revenues. Gross profit percent on corporate housing, rental and retail sales revenues all improved during the second quarter of fiscal 1999 versus the comparable prior year period.

     Operating expenses of $13.5 million in the second quarter of fiscal 1999 increased 33.9% from $10.1 million in the second quarter of fiscal 1998 as a result of acquisitions, as well as additions to the Company's management team and related infrastructure spending to support the Company's rapid growth. As a percentage of total revenues, these expenses declined to 33.9% from 40.1% over the same period as a result of corporate housing's lower operating expenses as a percent of revenues. The investment in management and infrastructure should enable the Company to continue its acquisition strategy without incurring significant additional overhead.

     As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income increased 21.5% to $3.9 million, or 9.9% of revenues in the second quarter of fiscal 1999, from $3.2 million, or 12.8% of revenues in the second quarter of fiscal 1998.

     Interest/other expense increased $0.4 million to $1.2 million in the second quarter of fiscal 1999 from $0.8 million in the second quarter of fiscal 1998 and as a percentage of total revenues decreased to 3.0% from 3.1% over the same period. The increased expense for fiscal 1999 was due primarily to higher debt balances than in the comparable period of fiscal 1998. The debt increase was the result of funding required for acquisitions.

     Income before income taxes of $2.7 million in the second quarter of fiscal 1999 increased $0.3 million, or 12.0%, compared to the second quarter of fiscal 1998 and as a percentage of revenues decreased to 6.9% from 9.7% over the same period.

     The Company's effective tax rate, which includes federal, state and local taxes, remained flat at approximately 39.0% in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998.

COMPARISON OF SIX MONTHS ENDED AUGUST 31, 1998 TO
SIX MONTHS ENDED AUGUST 31, 1997

     Total revenues of $72.6 million increased $25.3 million, or 53.5%, in the first six months of fiscal 1999, from $47.3 million in the first six months of fiscal 1998, primarily due to acquisitions.

     Excluding the corporate housing operations and the impact of intercompany eliminations, total revenues increased 8.4% in the first six months of fiscal 1999 compared to the first six months of fiscal 1998.

     Corporate housing sales of $41.3 million in the first six months of fiscal 1999 increased 151.1% from $16.5 million in the first quarter of fiscal 1998. This increase was primarily caused by acquisitions.

     Rental sales of $22.5 million in the first six months of fiscal 1999 decreased 4.8% from $23.6 million in the first six months of fiscal 1998 due to intercompany eliminations. Excluding the impact of intercompany eliminations, rental revenues increased a moderate 4.5%, reflecting the impact of a general slowdown in growth in the industry and a loss of business from some competing corporate housing customers.

     Retail sales of $8.7 million increased $1.5 million, or 21.0%, in the first six months of fiscal 1999 from $7.2 million in the first six months of fiscal 1998, driven by increases of 38.0% in new office furniture sales and 22.4% in clearance center revenues versus the comparable prior year period.

     Gross profit of $32.3 million in the first six months of fiscal 1999 increased $7.3 million, or 28.9%, from $25.0 million in the first six months of fiscal 1998 and declined as a percentage of revenues to 44.5% from 53.0% over the same period due to the higher mix of corporate housing revenues and the lower margins associated with these revenues. Gross profit percent on corporate housing, rental and retail sales revenues all improved versus the comparable prior year period.

     Operating expenses of $25.6 million in the first six months of fiscal 1999 increased 32.9% from $19.3 million in the first six months of fiscal 1998 as a result of acquisitions, as well as additions to the Company's management team and related infrastructure spending to support the Company's rapid growth. As a percentage of total revenues, these expenses declined to 35.3% from 40.8% over the same period as a result of corporate housing's lower operating expenses as a percent of revenues. The investment in management and infrastructure should enable the Company to continue its acquisition strategy without incurring significant additional overhead.

     As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income increased 15.5% to $6.7 million, or 9.2% of revenues in the first six months of fiscal 1999, from $5.8 million, or 12.2% of revenues in the first six months of fiscal 1998.

     Interest/other expense increased $0.8 million to $2.2 million in the first six months of fiscal 1999 from $1.4 million in the first six months of fiscal 1998 and remained flat at 3.0% of total revenues. The increased expense for fiscal 1999 was due primarily to higher debt balances than in the comparable period of fiscal 1998. The debt increase was the result of funding required for acquisitions.

     Income before income taxes of $4.5 million in the first six months of fiscal 1999 increased $0.1 million, or 3.5%, compared to the first six months of fiscal 1998 and as a percentage of revenues decreased to 6.2% from 9.2% over the same period.

     The Company's effective tax rate, which includes federal, state and local taxes, remained flat at approximately 39.0% in the first six months of fiscal 1999 as compared to the first six months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     On May 14, 1998, the Company's $30.0 million unsecured line of credit was increased to $45.0 million. Interest rates for this revolving line of credit are based on a leverage formula, which is currently the lesser of the prime rate minus 25 basis points or LIBOR plus 150 basis points. At September 30, 1998, the unused line of credit was $15.4 million, which is available for acquisitions and general corporate purposes.

     The term of the line of credit will expire on September 30, 2000, requiring full payment of the then outstanding balance. The Company expects to have other financing arrangements in place prior to this date.

     From March 1, 1998 through October 2, 1998 Globe used approximately $13.5 million from its lines of credit and assumed approximately $0.4 million of certain liabilities in completing three acquisitions and settling certain contingent consideration for two fiscal 1998 acquisitions. (See note 2 to the consolidated financial statements for further discussion of these acquisitions.)

     The Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $12.9 million in the first six months of fiscal 1999 and $12.1 million in the first six months of fiscal 1998. The higher level of purchases in the first six months of fiscal 1999 versus the prior year period reflects the impact of the growth in the corporate housing business and the ongoing replacement of furniture rented from third parties with company owned furniture. As the Company's growth strategies are implemented, furniture purchases are expected to increase.

     Capital expenditures were $1.4 million and $2.5 million in the first six months of fiscal 1999 and 1998, respectively. Expenditures for the first six months of fiscal 1999 were largely attributable to continued development of computer systems. The decrease from the prior year results from the completion of construction of a showroom/warehouse facility in Indianapolis, Indiana during fiscal 1998. Costs to further develop the computer systems, which are anticipated to be approximately $1.0 million, will be incurred in the next 6-9 months and are expected to be financed through cash generated by operations.

     In the first six months of fiscal 1999 and 1998, net cash provided by operations was $15.6 million and $13.5 million, respectively, generating $1.3 million more cash than was necessary to fund investing activities (excluding acquisitions) in the first six months of fiscal 1999 and $1.1 million less cash than was necessary to fund investing activities (excluding acquisitions) in the first six months of fiscal 1998. The improvement in cash flow in the first six months of fiscal 1999 results from the growth of the corporate housing business, which traditionally has a better cash flow than the furniture rental business.

     Aside from acquisitions, furniture purchases, which have historically been seasonally weighted to the first half of the fiscal year, are the primary reason for use of the credit facilities. Any temporary cash deficiencies resulting from these purchases will be funded via the line of credit. The Company expects cash flow from operations plus the credit facilities to be sufficient to fund the Company's needs for the foreseeable future, except for significant acquisitions and any repurchases that may be made under the Company's authorized $3.0 million stock repurchase program.

YEAR 2000

     The Company has developed a Year 2000 Remediation Plan and is currently evaluating the potential impact of the Year 2000 issue on both its information technology systems and its non-information technology systems. The initial phases of the plan consist of planning and assessment and involve developing complete inventories of all hardware and software containing potential date sensitivity, completing vendor and customer surveys and performing a series of controlled tests to determine compliance. These phases are approximately 25% complete. Preliminary results indicate that the Company's existing internal financial and operational software is Year 2000 compliant, and that a moderate number of our desktop computers will need to be replaced. The systems currently under development have been designed to be Year 2000 compliant.

     Globe expects to have the initial phases of the remediation plan completed by February 28, 1999. Costs incurred to date and those anticipated to complete the initial phases are immaterial to the Company's results of operations.

     Based upon the results of the initial phases, Globe will develop a detailed remediation and contingency plan. This plan will address such concerns as the time required to replace equipment or software and contingency plans for unforeseen Year 2000 failures, including the identification of alternate vendors or financial institutions, as well as the financial resources necessary to reasonably ensure compliance by the Year 2000. It is expected that this plan will be completed by June 1, 1999. No material financial ramifications are anticipated.

     While Globe is not aware of exposures related to the operations of customers or vendors and it does not have a relationship with any third-party vendor which is material to its operations, there can be no assurance that the systems of other companies on which the Company relies will be converted in a timely manner or that the failure to convert would not have an adverse impact on Globe's operations. Costs associated with any such failure cannot be reasonably estimated.


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

                                      None


                                     ITEM 3
                         DEFAULTS UPON SENIOR SECURITIES

                                      None


                                     ITEM 4
               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on July 14, 1998. Each of the following matters was voted upon and approved by the Company's shareholders as indicated below:

1.  Elected the following directors:
    a.     David D. Hoguet,         4,418,979 votes for,       14,382 withheld
    b.     Blair D. Neller,         4,355,279 votes for,       78,082 withheld
    c.     Alvin Z. Meisel,         4,419,279 votes for,       14,082 withheld
    d.     William R. Griffin,      4,418,779 votes for,       14,582 withheld
    e.     Thomas C. Parise,        4,418,279 votes for,       15,082 withheld

2. Adopted the Globe 1998 Stock Option and Incentive Plan, 4,055,007 votes for, 375,909 votes against, 2,445 abstentions.

3. Ratified the appointment of PricewaterhouseCoopers LLP as independent public accountants for fiscal 1999, 4,428,716 votes for, 2,750 votes against, 1,895 abstentions.

                                     ITEM 5
                                OTHER INFORMATION

     A recent SEC rule change establishes new deadlines for shareholders who desire to have proposals included in the Notice for the Shareholders' Meeting. The form of Proxy for the Company's Annual Meeting of Shareholders grants authority to the persons designated as proxies to vote in their discretion on any matters that come before the meeting except those set forth in the Company's Proxy Statement and except for matters as to which adequate notice is received. In order for a notice to be deemed adequate for the 1999 Annual Shareholders' Meeting, it must be received prior to April 21, 1999.


                                     ITEM 6
         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Exhibits:

          10.5.1 Amendment to Credit Agreement among the Registrant, The Fifth Third Bank, PNC Bank and Norwest Bank dated May 14, 1998.*

          10.13    1998 Stock Option and Incentive Plan**

          27       Financial Data Schedule

          99       Safe Harbor Statement

     * Incorporated by reference to the Company's Form 10-Q for the quarter ended May 31, 1998.

     ** Incorporated by reference to the definitive proxy statement for the 1998 annual shareholders meeting.

(b)      Reports on Form 8-K filed during the second quarter of 1999:

         Form 8-K filed June 8, 1998 for the Village Suites acquisition.

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

Signed:  October 5, 1998