Form 10-Q
period 1998-11-30
GLOBE BUSINESS RESOURCES INC
filed 1999-01-08
CIK 1004571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the quarterly period                                    Commission File No.
ended November 30, 1998                                            0-27682


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




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of January 4, 1999, 4,661,398 shares of the Registrant's common stock, no par value, were outstanding.

                         GLOBE BUSINESS RESOURCES, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q


                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Item 1.  Consolidated Financial Statements

                   Consolidated Balance Sheet -                              3
                   November 30, 1998 and February 28, 1998

                   Consolidated Statement of Income -                        4
                   Three and nine months ended November 30, 1998 and 1997

                   Consolidated Statement of Cash Flows -                    5
                   Nine months ended November 30, 1998 and 1997

                   Notes to Consolidated Financial Statements                6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            10



PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                        15

          Item 2.  Changes in Securities                                    15

          Item 3.  Defaults Upon Senior Securities                          15

          Item 4.  Submission of Matters to a Vote of
                   Security Holders                                         15

          Item 5.  Other Information                                        15

          Item 6.  Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                      16

                               PART I - FINANCIAL INFORMATION

                               GLOBE BUSINESS RESOURCES, INC.
                                 CONSOLIDATED BALANCE SHEET
                                   (Dollars in thousands)

                                                  November 30,      February 28,
                                                      1998              1998
                                                  ------------     -------------
                                                  (Unaudited)

ASSETS:
Cash                                              $      494      $      526
Trade accounts receivable,
  less allowance for doubtful
  accounts of $810 and $609,                          11,658           8,252
  respectively
Other receivables                                        710             131
Prepaid expenses                                       4,362           2,038
Rental furniture, net                                 55,575          53,220
Property and equipment, net                            8,201           7,743
Goodwill and other intangibles,
  less accumulated amortization
  of $2,676 and $1,228, respectively                  37,452          26,695
Note receivable from officer                             100             100
Other, net                                               571             732
                                                  ----------      ----------
  Total assets                                    $  119,123      $   99,437
                                                  ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                  $    5,966      $    3,561
Customer deposits                                      1,928           2,027
Accrued compensation                                   3,211           2,061
Accrued taxes                                            363             325
Deferred income taxes                                  4,852           4,183
Accrued interest payable                               1,105           1,121
Other accrued expenses                                 1,014           1,025
Debt                                                  61,749          49,713
                                                  ----------      ----------
  Total liabilities                                   80,188          64,016
                                                  ----------      ----------

Common stock and other shareholders'
  equity:
    Common stock, no par,
    15,000,000 shares authorized,
    4,507,215, and 4,548,399
    shares outstanding                                20,859          21,492
  Retained earnings                                   22,160          18,013
  Fair market value in excess of
    historical cost of acquired net
    assets attributable to related
    party transactions                               (4,084)         (4,084)
                                                  ----------      ----------
  Total common stock and other
    shareholders' equity                              38,935          35,421
                                                  ----------      ----------

  Total liabilities and shareholders' equity      $  119,123      $   99,437
                                                  ==========      ==========


         The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)


                                         For the three          For the nine
                                         months ended,           months ended,
                                    -----------------------  -------------------
                                      November    November   November   November
                                      30, 1998    30, 1997   30, 1998   30, 1997
                                    ----------   ----------  ---------  --------
                                          (Unaudited)           (Unaudited)

Revenues:
  Corporate housing sales           $  23,033  $  11,586    $  64,381   $ 28,050
  Rental sales                         10,741     11,415       33,219     35,015
  Retail sales                          4,434      5,032       13,166     12,246
                                    ---------  ---------    ---------   --------
                                       38,208     28,033      110,766     75,311
                                    ---------  ---------    ---------   --------
Cost of revenues:
  Cost of corporate housing sales      16,652      8,309       45,318     19,899
  Cost of rental sales                    637        808        2,108      2,587
  Cost of retail sales                  2,545      3,041        7,825      7,594
  Furniture depreciation and
    disposals                           2,410      1,888        7,260      6,198
                                    ---------  ---------    ---------   --------
                                       22,244     14,046       62,511     36,278
                                    ---------  ---------    ---------   --------

Gross profit                           15,964     13,987       48,255     39,033

Operating expenses:
  Warehouse and delivery                2,544      2,579        7,989      7,358
  Occupancy                             1,835      1,774        5,567      5,171
  Selling and advertising               2,740      2,529        8,327      7,006
  General and administration            4,947      3,916       14,868     10,169
  Amortization of intangible
    assets                                510        261        1,448        630
                                    ---------  ---------    ---------   --------
                                       12,576     11,059       38,199     30,334
                                    ---------  ---------    ---------   --------

Operating income                        3,388      2,928       10,056      8,699

Other expenses:
     Interest expense                   1,145        801        3,254      2,154
     Other, net                          (118)        80          (52)       155
                                    ---------  ---------    ---------   --------
                                        1,027        881        3,202      2,309

Income before income taxes              2,361      2,047        6,854      6,390

Provision for income taxes                921        790        2,674      2,485
                                    ---------- ---------    ---------   --------

Net income                           $  1,440  $   1,257    $   4,180   $  3,905
                                    =========  =========    =========   ========

Earnings per common share:
     Basic                           $   0.32  $    0.28    $    0.92   $   0.88
                                    =========  =========    =========   ========
     Diluted                         $   0.31  $    0.27    $    0.90   $   0.86
                                    =========  =========    =========   ========

Weighted average number of
common shares outstanding:
     Basic                              4,532      4,470        4,546      4,451
     Diluted                            4,648      4,578        4,670      4,535


   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                    For the nine months ended,
                                                 -------------------------------
                                                 November 30,     November 30,
                                                     1998             1997
                                                 -------------   ---------------
                                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 4,180          $    3,905
Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Rental furniture depreciation                    5,839               5,399
    Other depreciation and
      amortization                                   2,992               1,752
    Provision for losses on
      accounts receivable                              511                 398
    Provision for deferred
      income taxes                                     669               1,107
    Gain on sale of property
      and equipment                                     (8)                 (4)
    Book value of furniture sales
      and rental buyouts                            10,394               9,234
    Changes in assets and liabilities:
      Accounts receivable                           (4,565)             (4,188)
      Note receivable                                    -                   -
      Other assets, net                                195                  13
      Prepaid expenses                              (1,618)                (38)
      Accounts payable                               2,404               1,429
      Customer deposits                               (161)               (143)
      Accrued compensation                           1,065                  85
      Accrued taxes                                     37                 (40)
      Accrued interest payable                         (16)                151
      Other accrued expenses                          (310)                276
                                                 ---------          ----------
        Net cash provided by
          operating activities                      21,608              19,336
                                                 ---------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                      (17,493)            (19,419)
Purchases of property and equipment                 (1,992)             (3,291)
Proceeds from disposition of
  property and equipment                                 8                   7
Purchases of businesses,
  net of cash acquired                             (13,551)            (11,814)
                                                 ---------          ----------
          Net cash used in
            investing activities                   (33,028)            (34,517)
                                                 ---------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving
  credit agreement                                 126,708              95,756
Repayments on the revolving
  credit agreement                                (114,015)           (111,458)
Borrowings on the senior note                            -              30,000
Borrowings/(repayments) of other debt                 (393)              1,384
Principal payments under
  capital lease obligations                           (264)               (366)
Purchase of treasury stock                            (653)                  -
Exercise of common stock options                         5                  24
                                                 ---------          ----------
          Net cash provided by
            financing activities                    11,388              15,340
                                                 ---------          ----------

Net (decrease)/increase in cash                        (32)                159
Cash at beginning of period                            526                 717
                                                 ---------          ----------
Cash at end of period                             $    494          $      876
                                                 =========          ==========

         The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 (In thousands except share and per share data)


NOTE 1 -- PRESENTATION OF INTERIM INFORMATION

     In the opinion of the management of Globe Business Resources, Inc., the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly its financial position as of November 30, 1998, and the results of its operations for the three and nine months ended November 30, 1998 and 1997 and its cash flows for the nine months ended November 30, 1998 and 1997. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes in its Form 10-K for the fiscal year ended February 28, 1998.

     Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 -- ACQUISITIONS

     During the first nine months of fiscal 1999, the Company completed three asset acquisitions and settled certain contingent consideration on two fiscal 1998 acquisitions. These transactions were completed by payment of approximately $13.6 million in cash and the assumption of certain liabilities. One of the fiscal 1999 acquisitions operates in the rent-to-rent segment of the furniture rental business. The remaining acquisitions, which include the June 1, 1998 purchase of Detroit-based Village Suites, operate in the corporate housing business, providing short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. At their respective dates of acquisition, the corporate housing businesses maintained inventories totaling approximately 1,000 leased housing units and had annual revenues in their most recent fiscal year totaling approximately $18.0 million.

     In accordance with APB No. 16, these acquisitions were accounted for using the purchase method.

     The purchase price allocation for the acquired businesses is as follows:


                                                           (Unaudited)
                                                           -----------

     Cash, receivables and prepaids                        $     637
     Rental furniture                                          1,095
     Property and equipment                                       10
     Other assets                                                 34
     Goodwill and other intangibles                           12,205
                                                           ---------
                                                              13,981
     Liabilities assumed                                        (430)
                                                           ---------
                                                           $  13,551
                                                           =========

     The following table sets forth certain Globe consolidated income statement data on a pro forma basis, as if the fiscal 1999 acquisitions were completed at the beginning of the periods indicated.

                                           Nine months ended November 30,
                                           ------------------------------
                                              1998               1997
                                           ----------          ---------
Revenues                                    $115,432           $90,143
Net income                                     4,314             4,376
Basic earnings per common share             $   0.95           $  0.98
Diluted earnings per common share           $   0.92           $  0.96
Weighted average number of common
  shares outstanding:
      Basic                                    4,546             4,451
      Diluted                                  4,670             4,535

SUBSEQUENT EVENTS

     In December 1998, the Company issued 71,900 shares of common stock, previously held in escrow, as settlement of contingent consideration for two fiscal 1998 acquisitions.

     Effective January 1, 1999, Globe acquired substantially all the assets of privately owned Castleton (CSTL) for approximately $3.0 in cash, a $0.5 million four year 5% note payable, 82,283 shares of Globe common stock and contingent consideration up to a maximum of $0.75 million payable via a note payable, subject to certain levels of operating income for the twelve months ended December 31, 1999. CSTL, based in St. Louis with additional operations in Kansas City, Louisville, Orlando and Indianapolis, operates in the corporate housing business. CSTL maintained an inventory of approximately 800 leased housing units at the date of acquisition and had revenues in excess of $13.0 million for the year ended December 31, 1998.

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

     The following table presents the calculation of basic and diluted earnings per share for the periods indicated.

                                            For the three months ended,      For the nine months ended,
                                           -----------------------------   -----------------------------
                                           November 30,     November 30,     November 30,   November 30,
                                               1998            1997             1998            1997
                                           ------------     ------------   -------------    ------------
                                                    (Unaudited)                     (Unaudited)

Net income used to calculate basic
  and diluted earnings per share              $  1,440         $  1,257       $  4,180        $ 3,905
                                              ========         ========       ========        =======

Weighted average common shares used
  to calculate basic earnings per share          4,532            4,470          4,546          4,451
                                              ========         ========       ========        =======

Basic earnings per common share               $   0.32         $   0.28       $   0.92        $  0.88
                                              ========         ========       ========        =======

Shares used in the calculation
  of diluted earnings per share:
  Weighted average common shares                 4,532            4,470          4,546          4,451
  Dilutive effect of assumed exercise
    of options for the purchase of
    common shares                                   44               99             52             81
  Dilutive effect of assumed issuance
    of contingently issuable shares                 72                9             72              3
                                              --------          -------       --------        -------
Weighted average common shares used
    to calculate diluted earnings
    per share                                    4,648            4,578          4,670          4,535
                                               =======          =======       ========        =======
Diluted earnings per common share              $  0.31          $  0.27       $   0.90        $  0.86
                                               =======          =======       ========        =======

NOTE 4 -- RENTAL FURNITURE

        Rental furniture consists of the following:



                                      November 30, 1998     February 28, 1998
                                      -----------------     -----------------
                                         (Unaudited)

Furniture on rental                      $ 43,045                $ 41,884
Furniture on hand                          24,161                  21,537
                                         --------                --------
                                           67,206                  63,421
Accumulated depreciation                  (11,631)                (10,201)
                                         --------                --------
                                         $ 55,575                $ 53,220
                                         ========                ========

NOTE 5 -- DEBT

        Outstanding debt consists of:


                                                November 30,      February 28,
                                                   1998              1998
                                                ------------      ------------
                                                (Unaudited)

The Fifth Third Bank, PNC Bank and
  Norwest Bank unsecured revolving note,
  average interest of 7.07%                          $29,183        $     -

The Fifth Third Bank and PNC Bank unsecured
  revolving note, average interest of 7.39%                -         16,476

7.54% Senior Notes, unsecured, interest
  payable semi-annually on March 1 and
  September 1, due September 1, 2007                  30,000         30,000

6.0% note payable to seller of acquired
  business, payable in monthly installments,
  due December 31, 2000                                  625            850

7.5% note payable to seller of acquired
  business, payable in monthly installments,
  due November 2, 1998                                     -            181

7.2% mortgage note payable to The Fifth
  Third Bank, interest payable in monthly
  installments, due December 1, 2002                   1,466          1,510

Capital lease obligations                                475            696
                                                     -------        -------
                                                     $61,749        $49,713
                                                     =======        =======

     The funds required for the fiscal 1999 acquisitions were derived from borrowings under the Company's unsecured revolving Credit Agreement.

     On May 14, 1998, the Company's $30 million unsecured revolving line of credit with the Fifth Third Bank and PNC Bank was increased, by amendment, to a $45 million unsecured revolving line of credit with The Fifth Third Bank, PNC Bank and Norwest Bank. Interest rates, unused facility fees and other terms are unchanged from the original revolving Credit Agreement. At November 30, 1998, the revolving Credit Agreement provided a total unused credit facility of approximately $15.8 million.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements beginning on page 3.

GENERAL

     Globe is a major participant in the temporary relocation industry, operating in both the corporate housing and rent-to-rent furniture businesses. The corporate housing business provides short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees and consultants. The rent-to-rent furniture business rents quality office and residential furniture to a variety of corporate and individual customers. Additionally, the Company sells residential and office furniture that no longer meets its "showroom condition" standards for rental through its clearance centers and offers new furniture for sale through its showrooms and account executives.

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


                                    For the three months ended,       For the nine months ended,
                                    ----------------------------     -----------------------------
                                    November 30,    November 30,     November 30,     November 30,
                                        1998            1997             1998             1997
                                    ------------    ------------     ------------     ------------

Revenues:
  Corporate housing sales               60.3%           41.3%            58.1%            37.2%
  Rental sales                          28.1%           40.7%            30.0%            46.5%
  Retail sales                          11.6%           18.0%            11.9%            16.3%
                                       ------          ------           ------           ------
    Total revenues                     100.0%          100.0%           100.0%           100.0%
Gross profit:
  Corporate housing sales               27.7%           28.3%            29.6%            29.1%
  Rental sales                          94.1%           92.9%            93.7%            92.6%
  Retail sales                          42.6%           39.6%            40.6%            38.0%
                                       ------          ------           ------           ------
  Gross profit before
    depreciation and disposals          48.1%           56.6%            50.1%            60.1%
  Furniture depreciation
    and disposals                       (6.3%)          (6.7%)           (6.6%)           (8.2%)
                                       ------          ------           ------           ------
    Combined gross profit               41.8%           49.9%            43.6%            51.8%

Operating expenses                      31.6%           38.5%            33.2%            39.4%
Amortization of intangible assets        1.3%            0.9%             1.3%             0.8%
                                       ------          ------           ------           ------
Operating income                         8.9%           10.4%             9.1%            11.6%
Interest/other                           2.7%            3.1%             2.9%             3.1%
                                       ------          ------           ------           ------
Income before taxes                      6.2%            7.3%             6.2%             8.5%
                                       ======          ======           ======           ======

IMPACT OF CORPORATE HOUSING ACQUISITIONS

     Globe entered the corporate housing business in fiscal 1997 by making three acquisitions. Seven additional corporate housing businesses were acquired in fiscal 1998. Globe continued its corporate housing acquisition program in fiscal 1999 with the acquisitions of Feld Corporate Housing in May 1998 and Village Suites in June 1998. An additional corporate housing acquisition, Castleton, was made in January 1999, subsequent to completion of the third quarter. All acquisitions to date have been accounted for using the purchase method of accounting.

     Corporate housing companies' assets consist primarily of accounts receivable, customer deposits and some minor furniture and fixed asset balances. Consequently, the purchase price for these businesses is allocated largely to goodwill and other intangibles. Cost of goodwill and other intangibles related to the corporate housing acquisitions approximates $38.8 million and is being amortized on a straight-line basis over periods ranging from three to thirty-five years, with a weighted average life of approximately twenty-three years. Goodwill and intangibles amortization, which is a separate component of operating expenses, reduced operating profit by $1.4 million, or 1.3% of revenues, in the first nine months of fiscal 1999 and $0.6 million, or 0.8% of revenues, in the first nine months of fiscal 1998.


     The corporate housing business has a slightly lower operating margin than the furniture rental business, consisting of a lower gross profit margin offset somewhat by lower operating expenses. As a result, the Company's gross profit margin and operating expenses as a percentage of revenues have been declining since the Company entered the corporate housing business. Gross profit margin decreased to 43.6% in the first nine months of fiscal 1999 from 51.8% in the first nine months of fiscal 1998, resulting from the larger percentage of total revenues from corporate housing (58.1% in the first nine months of fiscal 1999 versus 37.2% in the comparable period of fiscal 1998). Gross profit margin on rental sales in the first nine months of fiscal 1999 was 93.7%, versus 29.6% for corporate housing. Comparable gross profit margins for the first nine months of fiscal 1998 were 92.6% and 29.1%, respectively. Because the Company is integrating its furniture rental and corporate housing operations, these gross profit percentages exclude furniture depreciation and disposals which can no longer be separately identified. An additional result of this integration is that operating expenses and, therefore, operating margins for furniture rental and corporate housing cannot be specifically identified. Combined operating expenses, excluding goodwill amortization, decreased to 33.2% of revenues in the first nine months of fiscal 1999 from 39.4% in the first nine months of fiscal 1998, while the operating margin, after goodwill amortization, decreased to 9.1% of revenues in the first nine months of fiscal 1999 from 11.6% of revenues in the first nine months of fiscal 1998. The reduction in operating margin is primarily the result of the increasing mix of corporate housing revenues, additions to the Company's management team and related infrastructure spending to support the Company's rapid growth, and greater amortization expenses. Excluding amortization expenses, operating margins declined to 10.4% in the first nine months of fiscal 1999 from 12.4% in the first nine months of fiscal 1998.

     Globe plans to continue its consolidation of corporate housing through additional acquisitions, thereby capitalizing on the desire of many corporations to have a corporate housing company that can meet their needs nationally. With the acquisitions to date, Globe has expanded its presence into twenty-six markets and is the market leader in ten of these markets, with annualized corporate housing revenues in excess of $100 million. Globe is vying with two other corporate housing companies for the number two position in the industry.

     As Globe increases its presence in the corporate housing business, some competing corporate housing companies that are customers of Globe may transfer their furniture rental business to other vendors. At the end of December 1998, the Company's annualized revenues from these corporate housing companies approximated $6.9 million.

     Due to the significant impact of the corporate housing acquisitions on the Company's operations and financial results, certain aspects of the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

COMPARISON OF THIRD QUARTER FISCAL 1999 TO THIRD QUARTER FISCAL 1998

     Total revenues of $38.2 million increased $10.2 million, or 36.3%, in the third quarter of fiscal 1999, from $28.0 million in the third quarter of fiscal 1998, primarily due to acquisitions. Excluding the corporate housing operations and the impact of the elimination of intercompany revenues (furniture rented to Company-owned corporate housing operations), total revenues increased 2.3% in the third quarter of fiscal 1999 when compared to the third quarter of fiscal 1998.

     Corporate housing sales of $23.0 million in the third quarter of fiscal 1999 increased 98.8% from $11.6 million in the third quarter of fiscal 1998. This increase was primarily caused by acquisitions which occurred during or after the third quarter of fiscal 1998.

     Rental sales of $10.7 million in the third quarter of fiscal 1999 decreased 5.9% from $11.4 million in the third quarter of fiscal 1998 largely as a result of intercompany eliminations. Excluding the impact of these eliminations, rental revenues increased 8.5%.

     Retail sales of $4.4 million decreased $0.6 million, or 11.9%, in the third quarter of fiscal 1999 from $5.0 million in the third quarter of fiscal 1998, attributable to a reduction in new office furniture sales during the quarter. The prior year quarter included a large one-time new office furniture sale. Excluding this sale, retail sales increased 6.2%.

     Gross profit of $16.0 million in the third quarter of fiscal 1999 increased $2.0 million, or 14.1%, from $14.0 million in the third quarter of fiscal 1998 and declined as a percentage of revenues to 41.8% from 49.9% over the same period due to the higher mix of corporate housing revenues and the lower margins associated with these revenues. Gross profit margin on corporate housing revenues declined slightly versus the comparable prior year period, while gross margin on both rental and retail sales revenues improved during the third quarter of fiscal 1999 versus the comparable prior year period.

     Operating expenses of $12.6 million in the third quarter of fiscal 1999 increased 13.7% from $11.1 million in the third quarter of fiscal 1998 primarily as a result of acquisitions. As a percentage of total revenues, these expenses declined to 32.9% from 39.4% over the same period as a result of corporate housing's lower operating expenses as a percent of revenues.

     As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income increased 15.7% to $3.4 million, or 8.9% of revenues in the third quarter of fiscal 1999, from $2.9 million, or 10.4% of revenues in the third quarter of fiscal 1998.

     Interest/other expense increased $0.1 million to $1.0 million in the third quarter of fiscal 1999 from $0.9 million in the third quarter of fiscal 1998 and as a percentage of total revenues decreased to 2.7% from 3.1% over the same period. A $0.3 million increase in interest expense for the third quarter of fiscal 1999 was due primarily to higher debt balances than in the comparable period of fiscal 1998 and was partially offset by a $0.2 million insurance settlement. The debt increase was the result of funding required for acquisitions.

     Income before income taxes of $2.4 million in the third quarter of fiscal 1999 increased $0.4 million, or 15.3%, compared to the third quarter of fiscal 1998 and as a percentage of revenues decreased to 6.2% from 7.3% over the same period.

     The Company's effective tax rate, which includes federal, state and local taxes, increased slightly to 39.0% in the third quarter of fiscal 1999 as compared to a 38.6% rate in the third quarter of fiscal 1998.

COMPARISON OF NINE MONTHS ENDED NOVEMBER 30, 1998
TO NINE MONTHS ENDED NOVEMBER 30, 1997

     Total revenues of $110.8 million increased $35.5 million, or 47.1%, in the first nine months of fiscal 1999, from $75.3 million in the first nine months of fiscal 1998, primarily due to acquisitions.

     Excluding  the  corporate   housing   operations  and  the  impact  of  the
elimination of intercompany revenues, total revenues increased 6.3% in the first nine months of fiscal 1999 compared to the first nine months of fiscal 1998.

     Corporate housing sales of $64.4 million in the first nine months of fiscal 1999 increased 129.5% from $28.1 million in the first nine months of fiscal 1998. This increase was primarily caused by acquisitions.

     Rental sales of $33.2 million in the first nine months of fiscal 1999 decreased 5.1% from $35.0 million in the first nine months of fiscal 1998 due to intercompany eliminations. Excluding the impact of intercompany eliminations, rental revenues increased 5.8%, reflecting strong growth in intercompany sales offset to some extent by a loss of business from some competing corporate housing customers.

     Retail sales of $13.2 million increased $1.0 million, or 7.5%, in the first nine months of fiscal 1999 from $12.2 million in the first nine months of fiscal 1998, driven by increases of 13.9% in clearance center revenues and 4.2% in new office furniture sales versus the comparable prior year period. Excluding the impact of a large one-time sale which occurred in the third quarter of fiscal 1998, retail sales and new office furniture sales increased 15.6% and 26.8%, respectively, versus the comparable period.

     Gross profit of $48.3 million in the first nine months of fiscal 1999 increased $9.3 million, or 23.6%, from $39.0 million in the first nine months of fiscal 1998 and declined as a percentage of revenues to 43.6% from 51.8% over the same period due to the higher mix of corporate housing revenues and the lower margins associated with these revenues. Gross profit percent on corporate housing, rental and retail sales revenues all improved versus the comparable prior year period.

     Operating expenses of $38.2 million in the first nine months of fiscal 1999 increased 25.9% from $30.3 million in the first nine months of fiscal 1998 as a result of acquisitions, as well as additions to the Company's management team and related infrastructure spending to support the Company's rapid growth. As a percentage of total revenues, these expenses declined to 34.5% from 40.3% over the same period as a result of corporate housing's lower operating expenses as a percent of revenues.

     As a result of the changes in revenues, gross profit and operating expenses discussed above, operating income increased 15.6% to $10.1 million, or 9.1% of revenues in the first nine months of fiscal 1999, from $8.7 million, or 11.6% of revenues in the first nine months of fiscal 1998.

     Interest/other expense increased $0.9 million to $3.2 million in the first nine months of fiscal 1999 from $2.3 million in the first nine months of fiscal 1998 and as a percentage of total revenues declined to 2.9% from 3.1% over the same period. The $1.1 million increase in interest expense for fiscal 1999 was due primarily to higher debt balances than in the comparable period of fiscal 1998 and was partially offset by a $0.2 million insurance settlement. The debt increase was the result of funding required for acquisitions.

     Income before income taxes of $6.9 million in the first nine months of fiscal 1999 increased $0.5 million, or 7.3%, compared to the first nine months of fiscal 1998 and as a percentage of revenues decreased to 6.2% from 8.5% over the same period.

     The Company's effective tax rate, which includes federal, state and local taxes, increased slightly to approximately 39.0% in the first nine months of fiscal 1999 as compared to 38.9% the first nine months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     On May 14, 1998, the Company's $30.0 million unsecured line of credit was increased to $45.0 million. Interest rates for this revolving line of credit are based on a leverage formula, which is currently the lesser of the prime rate minus 25 basis points or LIBOR plus 150 basis points. At January 4, 1999, the unused line of credit was $12.6 million, which is available for acquisitions and general corporate purposes.

     The term of the line of credit will expire on September 30, 2000, requiring full payment of the then outstanding balance. The Company expects to have other financing arrangements in place prior to this date.

     From March 1, 1998 through January 4, 1999 Globe used approximately $16.6 million from its lines of credit, issued 82,283 shares of stock for fiscal 1999 acquisitions and 71,900 shares of stock previously held in escrow for fiscal 1998 acquisitions, issued $0.5 million of notes payable and assumed approximately $0.4 million of certain liabilities in completing four acquisitions and settling certain contingent consideration for three fiscal 1998 acquisitions. (See note 2 to the consolidated financial statements for further discussion of these acquisitions.)

     The Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $17.5 million in the first nine months of fiscal 1999 and $19.4 million in the first nine months of fiscal 1998. The lower level of purchases in fiscal 1999 reflects the Company's efforts to better manage inventory levels while continuing to ensure that existing and new customer needs can be met. As the Company's growth strategies are implemented, furniture purchases are expected to increase.

     Capital expenditures were $2.0 million and $3.3 million in the first nine months of fiscal 1999 and 1998, respectively. Expenditures for the first nine months of fiscal 1999 were largely attributable to continued development of computer systems. The decrease from the prior year results from the completion of construction of a showroom/warehouse facility in Indianapolis, Indiana during fiscal 1998. Costs to develop the computer systems further, which are anticipated to be approximately $1.6 million, will be incurred in the next 3-15 months and are expected to be financed through cash generated by operations.

     In the first nine months of fiscal 1999 and 1998, net cash provided by operations was $21.6 million and $19.3 million, respectively, generating $2.1 million more cash than was necessary to fund investing activities (excluding acquisitions) in the first nine months of fiscal 1999 and $3.4 million less cash than was necessary to fund investing activities (excluding acquisitions) in the first nine months of fiscal 1998. The improvement in cash flow in the first nine months of fiscal 1999 results primarily from lower levels of furniture purchases and capital expenditures.

     In October 1998, Globe repurchased 50,000 shares of stock for $0.7 million, pursuant to the Company's authorized $3.0 million stock repurchase program. These shares are held in treasury.

     Aside from acquisitions, furniture purchases, which have historically been seasonally weighted to the first half of the fiscal year, are the primary reason for use of the credit facilities. Any temporary cash deficiencies resulting from these purchases will be funded via the line of credit. The Company expects cash flow from operations plus the credit facilities to be sufficient to fund the Company's needs for the foreseeable future, except for significant acquisitions and any additional repurchases that may be made under the Company's stock repurchase program.

YEAR 2000

     The Company has developed a Year 2000 Remediation Plan and is currently evaluating the potential impact of the Year 2000 issue on both its information technology systems and its non-information technology systems. The initial phases of the plan consist of planning and assessment and involve developing complete inventories of all hardware and software containing potential date sensitivity, completing vendor and customer surveys and performing a series of controlled tests to determine compliance. These phases are approximately 50% complete, with the inventory phase completed and the vendor and customer survey phase in process. The controlled tests are currently scheduled for February, 1999. Preliminary results indicate that the Company's existing internal financial and operational software is Year 2000 compliant, and that a moderate number of desktop computers may need to be replaced. The systems currently under development have been designed to be Year 2000 compliant.

     Globe expects to have the initial phases of the remediation plan completed by February 28, 1999. Costs incurred to date and those anticipated to complete the initial phases are immaterial to the Company's results of operations.

     Based upon the results of the initial phases, Globe will develop a detailed remediation and contingency plan. This plan will address such concerns as the time required to replace equipment or software and contingency plans for unforeseen Year 2000 failures, including the identification of alternate vendors or financial institutions, as well as the financial resources necessary to reasonably ensure compliance by the Year 2000. It is expected that this plan will be completed by July 1, 1999. Costs associated with this phase are not expected to exceed $120,000.

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

(b)      Reports on Form 8-K filed during the third quarter of 1999:  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Globe Business Resources, Inc.



                                         By:    /s/Sharon G. Kebe
                                            ------------------------------------
                                            Senior Vice President-Finance and
                                            Treasurer
                                            (Principal Financial Officer)

Signed:  January 7, 1999