Form 10-K
period 1999-02-28
GLOBE BUSINESS RESOURCES INC
filed 1999-05-05
CIK 1004571

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
               OF 1934 For the fiscal year ended February 28, 1999

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

                            ------------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 26, 1999, 4,797,489 shares of the Registrant's common stock, no par value, were outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant at April 26, 1999, was approximately $37.6 million computed at the closing price of $13.125 per share on that date.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------

                         GLOBE BUSINESS RESOURCES, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                                                          Page
                                                                                                          ----

Part I
------
Item 1        -   Business                                                                                   1
Item 2        -   Properties                                                                                 8
Item 3        -   Legal Proceedings                                                                          8
Item 4        -   Submission of Matters to a Vote of Security Holders                                        8
                  Executive Officers of the Registrant                                                       9

Part II
-------
Item 5        -   Market for Registrant's Common Equity and Related Stockholder Matters                     11
Item 6        -   Selected Financial Data                                                                   12
Item 7        -   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                               14
Item 7(a)     -   Quantitative and Qualitative Disclosures about Market Risk                                22
Item 8        -   Financial Statements and Supplementary Data                                               23
Item 9        -   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                                     23

Part III
--------
Item 10       -   Directors and Executive Officers of the Registrant                                        23
Item 11       -   Executive Compensation                                                                    23
Item 12       -   Security Ownership of Certain Beneficial Owners and Management                            23
Item 13       -   Certain Relationships and Related Transactions                                            23

Part IV
-------
Item 14       -   Exhibits, Financial Statement Schedules and Reports on Form 8-K                          S-1


                                     PART I

                                     ITEM 1

                                    BUSINESS
                                    --------

INDUSTRY BACKGROUND

         Globe Business Resources, Inc. is a major participant in the temporary relocation industry, serving primarily corporate customers in both the corporate housing and furniture rental businesses.

         The furniture rental business serves both corporate and individual customers who generally have immediate, temporary needs for office or residential furniture but who typically do not seek ownership. Office furniture customers range from large corporations who desire flexibility to meet their temporary and transitional needs, to small businesses and professionals who need office furniture but seek to conserve capital. Residential furniture customers include institutional customers (consisting of apartment property management companies and corporate housing specialists that provide short-term leased housing to relocated, transferred and temporary personnel) and individual customers.

         The "rent-to-rent" segment of the furniture rental business, in which Globe participates, is differentiated from the "rent-to-own" segment of the furniture rental business, in which Globe does not participate, primarily by the terms of the rental arrangements and the type of customers served. Rent-to-rent customers generally desire high-quality furniture to meet temporary needs, have good credit and pay by the month. Typically, these customers do not seek to acquire the property rented. By contrast, rent-to-own arrangements are generally made by customers without established credit whose objective is to acquire ownership of the property by renting it through the full term of the lease. Those arrangements typically involve weekly payments made over 18 to 24 months.

         The corporate housing business provides short-term housing (furnished apartments) to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers. Corporate housing operators typically maintain an inventory of leased housing units, although some operators own a portion of their units. Most corporate housing operators lease their furniture, housewares and electronics, but a small percentage of operators maintain their own furniture inventory and a greater percentage maintain their own housewares and electronics inventories.

         Corporate housing has become an important distribution channel for furnished apartments over the last several years, growing at a faster rate than the other major distribution channels, such as property management companies renting furnished apartments, and individuals renting unfurnished apartments and using a furniture rental company to furnish the apartment. The rapid growth of corporate housing has created margin pressures for furniture rental companies. Additionally, corporate housing companies serve as middlemen, blocking the access of furniture rental companies to the corporate end-user, thereby hampering the ability of furniture rental companies to cross-sell office furniture to these end-users and to secure new business leads.

         The United States' market for paid room nights of four or more weeks is estimated to generate annual revenues of $2.4 billion. Corporate housing generates in excess of $800 million of these revenues and conventional lodging generates the remainder. The furniture rental business is also estimated to generate in excess of $800 million in annual revenues. Historically, a significant portion of these businesses has been comprised of small local and regional providers. Both businesses have experienced significant consolidation over the last several years and are expected to undergo continued consolidation in the future, as consolidators capitalize on the desire of many corporations to have both corporate housing and furniture rental providers that can meet their needs nationally. The top four companies in the corporate housing business account for a market share approaching 70%, while the top four companies in the furniture rental business account for a market share of approximately 75%. Globe is the largest, and the only publicly-held, company that is currently pursuing a strategy of integrating these two consolidating businesses. There are several private companies that have integrated corporate housing and furniture rental.

COMPANY BACKGROUND AND STRATEGY

         Globe is an Ohio corporation formed in 1988 to acquire two existing furniture rental businesses. At that time, the Company operated in Michigan and Ohio. Subsequently, Globe implemented an aggressive strategy of expanding market share through both internal growth, primarily by commencing operations in several midwestern cities, and through four furniture rental acquisitions in both the midwest and west. The Company completed an initial public offering of its common stock in February of 1996, at which time it had operations in four midwestern and six western states. Since completion of the initial public offering, Globe has accelerated its expansion through an aggressive corporate housing acquisition program coupled with selected acquisitions of furniture rental companies, as discussed under "Current Business Developments" below, and is a leading consolidator in the temporary relocation industry. Globe currently has operations in 34 markets in 23 states, as discussed under "Operations" below.

         The Company operates in the corporate housing business, doing business as Globe Corporate Stay International, and in the furniture rental business, doing business as Globe Furniture Rentals. Both businesses are highly competitive. Globe is vying with two other corporate housing companies for the number two position in corporate housing and is the third largest company in furniture rental. The Company has an established reputation for quality furniture and a high level of customer service.

         Management believes that the demand for corporate housing, as well as office and residential rental furniture, is driven by the changing trends in American business towards flexibility and outsourcing, continued growth in management and professional employment levels and the resulting impact of a more mobile and transitory white collar workforce. Corporate housing customers include transferring or temporarily assigned corporate personnel and other individuals whose lives are in transition. Office furniture rental customers include Fortune 500 companies with temporary, seasonal or outsourcing requirements as well as small businesses and professional practices that desire to conserve capital. Residential furniture customers include both institutional and individual customers.

         Globe distinguishes itself from most of its furniture rental competitors by maintaining the majority of its showrooms as combined rental/clearance showrooms in 14,000-15,000 square foot superstore formats. The Company believes that selling expenses generally are reduced by combining retail clearance centers with rental showrooms. Inside sales personnel are trained to perform both rental and retail sales functions within the same facility.

         The Company intends to become the leading national player in meeting the country's temporary relocation needs and, to that end, is integrating its corporate housing and furniture rental businesses. To further this integration, the Company operates under a regional management structure which was put in place in mid-fiscal 1998. Each region is headed by a Regional Vice President who is responsible for operations in both businesses and reports to an Executive Vice President in charge of operations. Business integration has progressed from the beginning of fiscal 1998 when none of Globe's 21 markets contained both corporate housing and furniture rental to the end of April 1999 when 16 of 34 markets contained both.

         Globe's furniture rental operating formula emphasizes its combined rental/retail facilities, high quality furniture, new furniture sales, decentralized sales and marketing and an ongoing commitment to superior customer service. Management believes this formula has been an important contributor to its success.

         The companies acquired by Globe in the corporate housing businesses have similar characteristics to Globe's furniture rental operations, as they have strong reputations for superior customer service. As is the case in many Globe Furniture Rentals markets, Globe Corporate Stay International enjoys a leading market share in many of its markets.

         The Company is currently implementing both a comprehensive corporate housing business information system and an enhanced furniture rental inventory system. The corporate housing system includes fully integrated business management and financial reporting capabilities. The inventory system provides upgraded inventory management capabilities, including a perpetual inventory system which is designed to provide more accurate and timely information concerning merchandise availability. Both systems are designed to allow the Company to better service customer needs. Implementation of these systems will take several months and is expected to be completed during early fiscal 2001.

         The Company's growth strategies include: (1) continuing to acquire corporate housing companies, particularly in major metropolitan markets where the Company has no presence; (2) continuing to expand the furniture rental business, both through selected acquisitions and through grass roots operations in markets where the Company has recently acquired a corporate housing business; and (3) increasing market share in the office furniture business.

CURRENT BUSINESS DEVELOPMENTS

         Globe implemented an aggressive acquisition strategy in fiscal 1997. In the last three fiscal years, the Company completed fifteen asset acquisitions and two stock acquisitions. Fourteen of these acquisitions were in corporate housing, thereby supporting the corporate housing consolidation strategy.

         During fiscal 1999, the Company used approximately $20.0 million from its line of credit, issued 287,784 shares of stock, issued $2.0 million in notes payable and assumed certain liabilities in completing four corporate housing acquisitions and one furniture rental acquisition, in addition to settling contingent consideration on three fiscal 1998 acquisitions. In April 1998, the assets of privately owned Express Furniture Rental were acquired. In May 1998, the assets of privately owned Feld Corporate Housing were acquired. In June 1998, the assets of privately owned Village Suites were acquired. The assets of privately owned Castleton and Corporate Condominiums were acquired in January 1999. An additional asset acquisition, Castleton of Tulsa, was completed in March 1999. See Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions.

         From March 1, 1999 through April 26, 1999, the Company used approximately $0.3 million from its line of credit, issued $0.3 million of notes payable and assumed certain liabilities in completing the Tulsa asset acquisition and in paying contingent consideration and other purchase price adjustments related to certain fiscal 1999 acquisitions. See Note 2 to the Consolidated Financial Statements for further discussion of this acquisition-related activity.

         With the corporate housing acquisitions to date, Globe has expanded its corporate housing presence into 29 markets, with annualized corporate housing revenues of approximately $110 million. Globe is currently vying with two other corporate housing companies for the number two position in the industry based on revenues.

         The impact of the corporate housing acquisitions on the Company's operating results is discussed in more detail in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OPERATIONS

         The Company operates in the corporate housing market by providing fully furnished short-term housing through an inventory of leased housing units to temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers in Arizona, California, Colorado, Connecticut, Florida, Illinois, Indiana, Kansas, Kentucky, Michigan, Minnesota, Missouri, North Carolina, New Jersey, New York, Ohio, Oklahoma, Oregon, Tennessee, Texas, Washington and Wisconsin.

         Globe leases most of its housing units on a short-term basis under leasing arrangements typically ranging from one month to one year. These leases are designed to match customer demand and, consequently, have staggered expiration dates within each market. Management believes that these arrangements allow the Company to react to changes in demand for certain types of accommodations or to address the seasonal nature of the business. The Company's goal is to maintain occupancy rates which exceed 90%.

         The Company rents office and residential furniture to a variety of corporate and individual customers with temporary and transitional needs through 20 showrooms in Arizona, California, Colorado, Indiana, Kentucky, Michigan, Nevada, North Carolina, Ohio, Oregon, Tennessee and Washington. The Company sells residential and office furniture that no longer meets its showroom condition standards for rental through its clearance centers and sells new furniture through its showrooms and its account executives.

         The following table sets forth the major metropolitan areas where Globe maintains leased corporate housing units or furniture rental showrooms.



SHOWROOMS ONLY                     CORPORATE HOUSING ONLY                      SHOWROOMS AND CORPORATE HOUSING
--------------                     ----------------------               --------------------------------------------------
Las Vegas                          Chicago                              Ann Arbor                     Los Angeles
Reno                               Cleveland                            Charlotte                     Louisville/Lexington
Sacramento                         Dallas/Ft. Worth                     Cincinnati                    Nashville
San Jose                           Fairfield County, CT                 Columbus                      Orange County, CA
Toledo                             Kansas City                          Dayton                        Phoenix
                                   Lansing                              Denver                        Portland
                                   Milwaukee                            Detroit                       San Diego
                                   Minneapolis                          Indianapolis                  Seattle
                                   New York City
                                   Orlando
                                   Raleigh
                                   St. Louis
                                   Tulsa

         Based on monthly rent roll (aggregate monthly rental payments required by outstanding leased housing unit or furniture leases), Globe believes it has the leading market position in ten of its 29 markets for corporate housing and in ten of its 21 furniture rental markets.

         The following table shows historical operating data as of each year-end.





                                                               Years Ended February 28/29,
                                                   --------------------------------------------------
                                                     1999       1998       1997       1996      1995
                                                   -------    -------    -------    -------    ------
Operating Data:
Markets served
  Furniture rental only                                  5          8         17         17        17
  Corporate housing only                                13          6          4          -         -
  Furniture rental/Corporate housing                    16         11          -          -         -
                                                   -------    -------    -------    -------   -------
    Total markets served                                34         25         21         17        17

Number of furniture leases
  Unaffiliated customers                            14,934     17,016     17,591     16,332    16,492
  Corporate housing affiliates (a)                   2,797        900          -          -         -
                                                   -------    -------    -------    -------   -------
    Total number of furniture leases                17,731     17,916     17,591     16,332    16,492

Number of available leased housing units (b)         4,790      3,396      1,331          -         -
Annual occupancy rate (c)                             91.4%      89.0%      85.0%         -         -
Number of units with Company-owned furniture         3,609      2,060        778          -         -
Percentage of units with Company-owned furniture      75.0%      64.0%      58.5%         -         -

Monthly furniture rent roll
  Unaffiliated customers                           $ 3,265    $ 3,477    $ 3,642    $ 2,962   $ 2,932
  Corporate housing affiliates (a)                     563        155          -          -         -
                                                   -------    -------    -------    -------   -------
    Total monthly furniture rent roll              $ 3,828    $ 3,632    $ 3,642    $ 2,962   $ 2,932

Average furniture lease
  Unaffiliated customers                           $   218    $   204    $   207    $   181   $   178
  Corporate housing affiliates (a)                     201        172          -          -         -
    Average furniture lease                            216        203        207        181       178

Monthly leased housing units rent roll             $ 7,949    $ 5,297    $ 1,779    $     -   $     -

Average corporate housing lease                    $ 1,837    $ 1,684    $ 1,528    $     -   $     -




(a) Excludes furniture owned by acquired companies and the corresponding monthly rent roll in markets where Globe has not established furniture rental operations.

(b) Due to the seasonal nature of the business, these numbers reflect units at a low point. Fiscal 1999 peak units, adjusted for the January 1999 acquisitions, would be 5,919.

(c) Represents average occupancy for the fiscal year rather than at fiscal year-end.


         The Company's sale of residential and office furniture that no longer meets its showroom condition standards for rental through its 18 clearance centers allows the Company to recover a substantial portion of original cost and maintain the freshness of rental furniture. The Company distinguishes itself from its furniture rental competition by selling new furniture through its showrooms and its account executives. This provides additional marketing opportunities, especially with office furniture customers, and generates additional operating revenues with little added operating expense.

         Globe Business Resources markets its products and services under four brands: (1) Globe Corporate Stay International, which includes corporate housing sales; (2) Globe Furniture Rentals, which includes both residential rental sales and residential new furniture sales; (3) Globe Instant Office, which includes both office rental sales and office new furniture sales; and (4) Globe Clearance Center, which includes all clearance sales.

         The following table sets forth revenues by category for fiscal 1999.



                                        Year Ended February 28, 1999
                                        ----------------------------
                                           Dollars in  Percent of
                                            Thousands    Total
                                            ---------   ------
Rental sales:
   Corporate housing                        $ 87,248     59.2%
   Residential furniture                      30,296     20.5%
   Office furniture                           13,088      8.9%
                                            --------    ------
       Total rental sales                    130,632     88.6%

Retail sales:
  Clearance
   Residential furniture                       5,494      3.7%
   Office furniture                            2,406      1.6%
                                            --------    ------
     Total clearance sales                     7,900      5.4%

  New
   Residential furniture                       2,698      1.8%
   Office furniture                            6,220      4.2%
                                            --------    ------
     Total new sales                           8,918      6.0%
                                            --------    ------
       Total retail sales                     16,818     11.4%
                                            --------    ------
Total revenues                              $147,450    100.0%
                                            ========    ======

Revenues by brand:
  Globe Corporate Stay International        $ 87,248     59.2%
  Globe Furniture Rentals                     32,994     22.4%
  Globe Instant Office                        19,308     13.1%
  Globe Clearance Center                       7,900      5.4%
                                            --------    ------
       Total revenues                       $147,450    100.0%
                                            ========    ======



         The fiscal 1999 acquisitions accounted for approximately $18.7 million of rental revenues and $0.2 million of retail revenues.

COMPETITION

         The corporate housing business is highly competitive, with many local and regional participants. Management believes that Oakwood Corporate Housing, BridgeStreet Accommodations, Inc. and ExecuStay Corporation (recently acquired by Marriott International) are the Company's significant competitors. In addition to these companies, Globe also competes with a number of regional and local corporate housing businesses. The impact of the Marriott acquisition of ExecuStay is not certain, but management believes it will create increased visibility for the industry and may increase its competitiveness. Globe believes that the principal competitive factors in the corporate housing business are location of the corporate housing units, service, ability to handle customers' needs in multiple markets, terms of the rental agreement and price.

         The rent-to-rent segment of the furniture rental business is highly competitive. Management believes that Cort Business Services, Aaron Rents and Brook Furniture Rental are the Company's significant competitors. In addition to these companies, Globe also competes with a number of regional and local furniture rental companies. Globe believes that the principal competitive factors in the furniture rental business are service, speed of delivery, product selection and availability, price, furniture condition, terms of the rental agreement and reputation.

         The office and residential furniture retail businesses are also highly competitive. The Company competes with numerous new and used furniture dealers in these businesses, many of whom are larger than the Company and have greater financial resources. Management believes that the principal competitive factors in new furniture sales are price, value, service and speed of delivery and in used furniture sales the principal factors are price and value.

EMPLOYEES

         At April 26, 1999, Globe had 778 full-time and 55 part-time employees, of whom 274 full-time and 10 part-time were in executive and administrative positions, 168 full-time and 12 part-time were in marketing and sales positions and 336 full-time and 33 part-time were in warehouse, housekeeping and distribution positions. The Company's employees are not represented by a collective bargaining agreement, and employee relations, in the opinion of management, are good.

GENERAL

         The Company does not have any customers accounting for 10% or more of revenues, the loss of which would have a material adverse effect on the business.

         The Company markets its products and services through its showrooms and its account executives, supplemented by a variety of sales and marketing collateral and print and broadcast media.

         The Company delivers its furniture using a fleet of 104 delivery trucks, of which 93 are owned and 11 are leased.

         The Company acquires furniture from a large number of manufacturers and is not dependent on any particular manufacturer as a sole source of supply. In fiscal 1999, there were no material business interruptions due to delays in acquiring furniture.

         Furniture purchases are seasonally weighted to the first half of the fiscal year in order to ensure adequate levels of inventory to meet customer needs during the spring and summer months, which are typically the busiest.

         On May 14, 1998, the Company's $30.0 million unsecured line of credit was increased to $45.0 million. See the discussion of liquidity and capital resources in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for further information relative to this transaction.

         The Company regularly evaluates and pursues potential acquisition candidates. As a general rule, acquisitions are announced only after a definitive agreement has been reached. The Company has no agreements or understandings for any acquisition.

         The Company is not involved in any issues related to compliance with environmental protection laws.

         Risks and uncertainties that affect the Company are discussed in greater detail in a separate Exhibit 99 to the Company's Form 10-K for fiscal 1999.

YEAR 2000

         The Company has developed a Year 2000 Remediation Plan and is currently evaluating the potential impact of the Year 2000 issue on both its information technology systems and its non-information technology systems, including internal risks and those resulting from third-party non-compliance. See the discussion of the Year 2000 issue in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for further information relative to this issue.

                                     ITEM 2
                                   Properties
                                   ----------

         With the exception of a warehouse purchased as part of an October 1996 acquisition and a showroom/clearance center/warehouse opened in July, 1997 in Indianapolis, Globe leases space for all of its store and warehouse operations under operating leases expiring at various times through 2008. Many of these leases contain renewal options for additional periods ranging up to ten years at rental rates generally adjusted for changes in the level of the consumer price index or other factors.

         Globe currently maintains duplicate facilities in several markets as a result of acquisitions and is actively pursuing modification or termination of any leases which are not required. All of Globe's facilities are well maintained and suitable for their current and reasonably foreseeable uses. Globe regularly reviews the appearance of its showrooms and clearance centers and improves or refurbishes them on an on-going basis.

         The Company leases all of its corporate housing units and maintains an inventory of these units under various short-term (one year or less) leasing arrangements. This inventory fluctuates throughout the year, subject to seasonality of customer demands. These facilities are well maintained and suitable for their current and reasonably foreseeable uses.

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

                                     ITEM 4
               Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

                                      None

                      Executive Officers of the Registrant
                      ------------------------------------

         The following information regarding the executive officers of Globe Business Resources, Inc. is presented as of April 26, 1999.


Name and Age                                Office and Experience
------------                                ---------------------
David D. Hoguet, 47                         Mr. Hoguet has been Chairman of the Board and Chief
                                            Executive Officer of the Company since April 1990. From
                                            1986 to 1990, he served as President of the Company and
                                            its predecessor businesses. He has been a director
                                            since 1988. Prior to joining Globe, Mr. Hoguet was Vice
                                            President of Finance, Treasurer and a director of
                                            Chemed Corporation. Mr. Hoguet is currently a director
                                            of the International Furniture Rental Association,
                                            serving a three year term from May 1997 through May
                                            2000. He served as the Association's Chairman from May
                                            1993 to March 1994 and as its President from March 1991
                                            to May 1993. Mr. Hoguet is a founder of the Company.

Blair D. Neller, 46                         Mr. Neller joined the Company as Executive Vice
                                            President in April 1989 and has been President and
                                            Chief Operating Officer since April 1990 and a director
                                            since 1989. Prior to joining Globe, Mr. Neller was a
                                            Vice President in the Consumer Markets Division of
                                            Merrill Lynch & Co. Mr. Neller was a director of the
                                            International Furniture Rental Association from May
                                            1995 through May 1997. Mr. Neller is a founder of the
                                            Company.

Jeffery D. Pederson, 39                     Mr. Pederson has served as Executive Vice President
                                            since January 1996. From January 1996 until October
                                            1997 he was responsible for the Company's western
                                            operations. In October 1997 Mr. Pederson's
                                            responsibilities were expanded to include all the
                                            Company's operations. From April 1994 until January
                                            1996, he served as Senior Vice President. Prior to
                                            joining Globe, Mr. Pederson was employed as the Vice
                                            President and Chief Operating Officer of Budget Rents
                                            Furniture, Inc.

 Sharon G. Kebe, 38                         Ms. Kebe has served as the Company's Senior Vice
                                            President - Finance and Treasurer since January 1996.
                                            She joined the Company as Controller in January 1993
                                            and also served as Vice President - Finance between
                                            January 1995 and January 1996. Prior to that time, Ms.
                                            Kebe was employed by Ernst & Young in various positions
                                            including audit manager and recruitment coordinator.
                                            Ms. Kebe is a certified public accountant.

Lyle J. Tomlinson, 37                       Mr. Tomlinson has served as Regional Senior Vice
                                            President of the Company since October 1997. From
                                            February 1993 to September 1997 he served as Senior
                                            Vice President of the Company and was a Vice President
                                            from April 1990 through January 1993. Prior to April
                                            1990, Mr. Tomlinson was a District Manager of the
                                            Company.

Louis W. Holliday, Jr., 39                  Mr. Holliday has served as Regional Vice President
                                            since October 1997. From March 1997 to September 1997
                                            he was a Regional Manager and from April 1996 to
                                            February 1997 he



                                            served as District General Manager. From August 1992
                                            through March 1996, Mr. Holliday worked as a realtor in
                                            the real estate services division of Polley Polley and
                                            Madsen, previously acquired by Coldwell Banker.

Cory M. Nye, 38                             Mr. Nye has served as a Regional Vice President since
                                            October 1997. From January 1997 to October 1997 he was
                                            a Regional Manager and from June 1994 to January 1997,
                                            he served as a District General Manager. From May 1992
                                            through May 1994, Mr. Nye was employed by B.K.M.
                                            California, a Steelcase dealership in Los Angeles,
                                            holding a variety of positions including Rental
                                            Division Manager, New Business Development Manager and
                                            Contract Sales Manager.

John H. Roby, 36                            Mr. Roby has served as Regional Vice President since
                                            October 1997. From February 1997 to September 1997, he
                                            served as a Regional Manager and from November 1991 to
                                            January 1997 he was a District General Manager. Mr.
                                            Roby was an elected Officer and Vice President of the
                                            Columbus Apartment Association in 1997 and served on
                                            its Board of Trustees in 1996 and 1997. Prior to
                                            joining Globe, he was a District Manager for Glicks
                                            Furniture Rental, which Globe acquired in November
                                            1991.

Timothy J. Duggan, 39                       Mr. Duggan joined the Company as Vice President in
                                            January 1999. From July 1987 until January 1999, Mr.
                                            Duggan was President and Chief Executive Officer of
                                            Castleton, a corporate housing company he founded and
                                            which Globe acquired in January 1999. Prior to July
                                            1987, he was employed by The Residence Inn by Marriott
                                            as regional sales and marketing director. Mr. Duggan
                                            was a charter member of the National Interim Housing
                                            Network and the founder of the Association of Interim
                                            Housing Providers, the corporate housing industry trade
                                            association.

Christopher S. Gruenke, 37                  Mr. Gruenke joined the Company as Vice President and
                                            Chief Information Officer in October 1997. For two
                                            years prior to joining Globe, he was the President and
                                            founding partner of Westminster's Billiard Club. From
                                            1983 through 1995 he was employed by Marion Merrell Dow
                                            in their Information Systems division. He served as the
                                            Director of Information Systems for Marion Merrell Dow
                                            (Canada) located in Montreal, Quebec from 1992 through
                                            1995.

George S. Quay IV, 32                       Mr. Quay joined the Company as Vice President and
                                            Director of National Sales in June 1998. From June 1990
                                            until June 1998, Mr. Quay was Vice President and
                                            General Manager of Village Suites, a corporate housing
                                            company acquired by Globe in June 1998. Prior to June
                                            1990, he was employed by Hyatt Corporation. Mr. Quay
                                            served on the Board of the National Interim Housing
                                            Network from 1992 until 1997 and as its President in
                                            1995. Mr. Quay was also the founding
                                            Secretary/Treasurer of the Association of Interim
                                            Housing Providers, a position he continues to hold.

                                     PART II

                                     ITEM 5

      Market for Registrant's Common Equity and Related Stockholder Matters
      ---------------------------------------------------------------------

         The Company's Common Stock is publicly traded on The Nasdaq Stock Market under the trading symbol "GLBE". The range of high and low sales prices by quarter for fiscal years 1999 and 1998, as reported by the Market, appear in the following table.



                            Fiscal 1999                     Fiscal 1998
                   ----------------------------    ----------------------------
Quarter               High             Low             High            Low
                   ------------    ------------    -------------   ------------

First                 15 1/8           9 3/4            11               9 1/4
Second                18              14                16 1/2          10
Third                 16              10 3/8            26 3/8          14 1/4
Fourth                15              10 7/8            22 1/8          11 1/2



         As of April 26, 1999 there were 69 shareholders of record. The Company believes there are approximately 1,200 beneficial owners of its common stock.

         Globe has never paid any cash dividends on its common stock and the Board of Directors intends to retain all the Company's earnings for use in the expansion of the Company's business for the foreseeable future. The Company's credit agreement dated September 29, 1997 and amended May 14, 1998 contains covenants that limit the amount of dividends or distributions it can pay on its common stock and the amount of stock the Company can repurchase. See Note 5 to the Consolidated Financial Statements for further discussion of these restrictions.

         On January 4, 1999 the Company issued 82,283 shares of common stock as part of the consideration for the acquisition of Castleton. Of these shares, 59,367 were issued to Timothy Duggan, the prior owner, and the rest to 24 employees. On January 14, 1999, the Company issued 133,601 shares of common stock to Corporate Condominiums, Inc. as part of the consideration for the acquisition of Corporate Condominiums. These issuances were exempt from registration under the Securities Act of 1933 pursuant to the exemptions from registration provided by Section 4(2) of the Act.

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


                                                                         Years Ended February 28/29,
                                                        -------------------------------------------------------------
                                                         1999 (1)     1998 (2)     1997 (3)       1996         1995
                                                        ---------    ---------    ---------     --------    ---------
INCOME STATEMENT DATA:
Revenues
  Corporate housing sales                               $  87,248    $  42,840    $  11,811     $      -    $       -
  Rental sales                                             43,384       45,337       40,940       36,580       36,711
  Retail sales                                             16,818       15,723       14,769       13,717       11,740
                                                        ---------    ---------    ---------     --------    ---------
    Total revenues                                        147,450      103,900       67,520       50,297       48,451
                                                        ---------    ---------    ---------     --------    ---------
Gross profit
  Corporate housing sales                                  25,067       11,832        3,517            -            -
  Rental sales                                             39,956       41,673       37,635       34,211       34,510
  Retail sales                                              6,852        5,811        5,551        5,899        4,874
                                                        ---------    ---------    ---------     --------    ---------
    Gross profit before depreciation
     and disposals                                         71,875       59,316       46,703       40,110       39,384
  Furniture depreciation and disposals                     (8,680)      (8,259)      (7,390)      (6,244)      (4,918)
                                                        ---------    ---------    ---------     --------    ---------
    Combined gross profit                                  63,195       51,057       39,313       33,866       34,466

Operating expenses                                         48,181       40,150       31,334       26,040       26,249
Amortization of intangible assets                           2,034        1,003          225            -            -
                                                        ---------    ---------    ---------     --------    ---------

Operating income                                           12,980        9,904        7,754        7,826        8,217

Interest/other expenses                                     4,389        3,241        1,368        2,461        2,783
                                                        ---------    ---------    ---------     --------    ---------
Income before income taxes                                  8,591        6,663        6,386        5,365        5,434
Provision for income taxes                                  3,437        2,598        2,478        2,136        2,079
                                                        ---------    ---------    ---------     --------    ---------

Net income                                                  5,154        4,065        3,908        3,229        3,355

Preferred stock dividends                                       -            -            -          505          557
                                                        ---------    ---------    ---------     --------    ---------

Net income applicable to common stock                   $   5,154    $   4,065    $   3,908     $   2,724   $   2,798
                                                        =========    =========    =========     =========   =========

Earnings per common share:
  Basic                                                 $    1.13    $    0.91    $    0.90     $    1.05   $    1.54
                                                        =========    =========    =========     =========   =========
  Diluted                                               $    1.10    $    0.89    $    0.89     $    1.03   $    1.10
                                                        =========    =========    =========     =========   =========

Weighted average number of common shares
 outstanding:
  Basic                                                     4,578        4,475        4,336         2,600       1,812
  Diluted                                                   4,689        4,577        4,372         2,650       2,553




                                                                   February 28/29,
                                               ----------------------------------------------------
                                                 1999       1998      1997      1996 (5)    1995
                                               --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Total assets                                   $131,797   $ 99,437   $ 71,778   $ 44,461   $ 39,512
Total debt                                       68,900     49,713     30,516     10,573     19,900
Redeemable preferred stock                            -          -          -          -      5,794
Preferred stock                                       -          -          -          -        500
Common stock and other shareholders' equity      43,114     35,421     29,836     24,664      4,024
Cash dividends declared per common share (4)          -          -          -          -          -


OTHER DATA:
Number of employees at year-end                     834        690        551        430        412




(1) Results include the impact of five acquisitions during the year, which accounted for approximately $18.9 million in revenues and $3.2 million in operating income. See further discussion of the impact of these acquisitions in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(2) Results include the impact of seven acquisitions during the year, which accounted for approximately $18.6 million in revenues and $0.9 million in operating income. See further discussion of the impact of these acquisitions in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(3) Results include the impact of five acquisitions during the year, which accounted for approximately $14.8 million in revenues and $1.9 million in operating income. See further discussion of the impact of these acquisitions in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(4)  The Company has not declared cash dividends on its common stock.

(5) The Company completed an initial public offering in February 1996 and realized net proceeds of $17.4 million, which were used to redeem preferred stock and accrued dividends and repay a portion of the Company's indebtedness.

                                     ITEM 7

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                  ---------------------------------------------

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements.

COMPONENTS OF OPERATING INCOME

         Revenues. Globe's revenues are derived from corporate housing rental income, furniture leases and the sale of new and used furniture. Rental revenues are recognized in the month in which they are earned. Furniture sales revenues and rental buyout revenues are recognized when the furniture is delivered to the customer or taken off lease by the customer.

         Globe derives additional revenues from various fees which are included in the applicable corporate housing, rental and retail sales revenue categories.

         Intercompany revenues, consisting of furniture and housewares rentals to corporate housing affiliates, are eliminated in consolidation.

         Cost of Revenues. Cost of corporate housing sales consists primarily of housing unit rental and various furniture, housewares, utility and cleaning charges. Cost of rental sales consists primarily of housewares expenses and lease buyout related charges. Cost of retail sales is primarily the depreciated book value of the furniture sold.

         Furniture depreciation and disposals are reflected as a separate component of cost of revenues. As a result of the ongoing integration of the Company's business, these expenses cannot be related to specific revenue categories. Furniture is depreciated on a straight-line basis at a rate of 1% per month, which is designed to approximate an estimated useful life of four years with provision for a 50% residual value.

         Intercompany costs, consisting of furniture and housewares rentals to corporate housing affiliates, are eliminated in consolidation.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses include warehousing, occupancy, selling, advertising, administrative and other operating expenses and non-rental depreciation.

         Amortization. Goodwill and other intangibles are amortized on a straight-line basis over periods ranging from three to 35 years.

GENERAL

         Globe is a major participant in the temporary relocation industry, operating in both the corporate housing and furniture rental businesses. The corporate housing business provides short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers. The furniture rental business rents quality office and residential furniture to a variety of corporate and individual customers. Additionally, the Company sells residential and office furniture that no longer meets its showroom condition standards for rental through its clearance centers and sells new furniture through its showrooms and account executives.

RESULTS OF OPERATIONS

         Globe's increase in total revenues to $147.5 million in fiscal 1999 from $48.5 million in fiscal 1995 and in operating income to $13.0 million from $8.2 million over the same period is mainly attributable to acquisitions, particularly acquisitions in the corporate housing business.

         The Company's business mix has changed since fiscal 1995, with furniture rental revenues decreasing to 29.4% of total revenues in fiscal 1999 from 75.7% of total revenues in fiscal 1995, while corporate housing revenues, which were non-existent in fiscal 1995, represented 59.2% of total revenues in fiscal 1999. Additionally, retail sales have decreased to 11.4% of total revenues in fiscal 1999 from 24.3% of total revenues in fiscal 1995. This shift in business mix reflects the Company's decision in fiscal 1997 to become a consolidator in the corporate housing business. The percentage of revenues represented by corporate housing is expected to increase in the future.

         The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain gross profit data as a percentage of respective corporate housing, rental and retail sales revenues.





                                                    Years Ended February 28/29,
                                          ----------------------------------------------
                                           1999       1998      1997      1996      1995
                                          ------     -----     -----     -----     -----

Revenues:
  Corporate housing sales                   59.2%     41.2%     17.5%      0.0%      0.0%
  Rental sales                              29.4%     43.7%     60.6%     72.7%     75.7%
  Retail sales                              11.4%     15.1%     21.9%     27.3%     24.3%
                                          ------     -----     -----     -----     -----
    Total revenues                         100.0%    100.0%    100.0%    100.0%    100.0%

Gross profit:
  Corporate housing sales                   28.7%     27.6%     29.8%      N.A.      N.A.
  Rental sales                              92.1%     91.9%     91.9%     93.5%     94.0%
  Retail sales                              40.7%     37.0%     37.6%     43.0%     41.5%
                                           -----     -----     -----     -----     -----
    Gross profit before depreciation
      and disposals                         48.7%     57.1%     69.2%     79.7%     81.3%
  Furniture depreciation and disposals      (5.9%)    (7.9%)   (10.9%)   (12.4%)   (10.2%)
                                           -----     -----     -----     -----     -----
    Combined gross profit                   42.9%     49.1%     58.2%     67.3%     71.1%

Operating expenses                          32.7%     38.6%     46.4%     51.8%     54.2%
Amortization of intangible assets            1.4%      1.0%      0.3%      0.0%      0.0%
                                           -----     -----     -----     -----     -----
Operating income                             8.8%      9.5%     11.5%     15.6%     16.9%
Interest/other                               3.0%      3.1%      2.0%      4.9%      5.7%
                                           -----     -----     -----     -----     -----
Income before taxes                          5.8%      6.4%      9.5%     10.7%     11.2%
                                           =====     =====     =====     =====     =====



IMPACT OF GRANTREE AND CORPORATE HOUSING ACQUISITIONS

         In January 1993, Globe acquired all of the outstanding common stock of GranTree, a west coast-based furniture rental company, for $9.3 million. At the time of the acquisition, GranTree was experiencing significant operational problems and declining revenues. Management's initial strategy with respect to GranTree was to reduce operating expenses and to reverse the declining revenue trend, which was largely accomplished by the end of fiscal 1995.

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

         The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues adjusted to exclude the effect of the GranTree Gross Profit Accounting Effects on fiscal 1996 and 1995 results.



                               Years Ended February 28/29,
                          ------------------------------------
                          1999    1998    1997    1996    1995
                          ----    ----    ----    ----    ----
Combined gross profit     42.9%   49.1%   58.2%   64.3%   65.1%
Operating income           8.8%    9.5%   11.5%   12.5%   10.9%
Income before taxes        5.8%    6.4%    9.5%    7.6%    5.2%
                          ====    ====    ====    ====    ====

         Globe entered the corporate housing business in fiscal 1997 by making three acquisitions. Seven additional corporate housing businesses were acquired in fiscal 1998. Globe continued its corporate housing acquisition program in fiscal 1999 with the asset acquisitions of Feld Corporate Housing in May 1998, Village Suites in June 1998 and Castleton and Corporate Condominiums in January 1999. Castleton of Tulsa was acquired in March 1999, subsequent to fiscal year-end. All acquisitions to date have been accounted for using the purchase method of accounting.

         Corporate housing companies' assets consist primarily of accounts receivable, customer deposits and some minor furniture and fixed asset balances. Consequently, the purchase price for these businesses is allocated largely to goodwill and other intangibles. Cost of goodwill and other intangibles related to corporate housing acquisitions approximates $49.6 million and is being amortized on a straight-line basis over periods ranging from three to 35 years, with a weighted average life of approximately 24 years. Goodwill and intangibles amortization, which is a separate component of operating expenses, reduced operating profit by $2.0 million, or 1.4% of sales, in fiscal 1999; by $1.0 million, or 1.0% of sales, in fiscal 1998; and by $0.2 million, or 0.3% of sales, in fiscal 1997.

         The corporate housing business has a slightly lower operating margin than the furniture rental business, consisting of a lower gross profit margin offset somewhat by lower operating expenses. As a result, the Company's gross profit margin and operating expenses as a percentage of revenues have been declining since the Company entered the corporate housing business in fiscal 1997. Gross profit margin decreased to 42.9% in fiscal 1999 from 49.1% in fiscal 1998 and 58.2% in fiscal 1997, resulting from corporate housing's increasing percentage of total revenues (59.2% in fiscal 1999 versus 41.2% and 17.5% in fiscal 1998 and 1997, respectively). Gross profit margin on rental sales in fiscal 1999 was 92.1% versus 28.7% for corporate housing. Comparable gross profit margins for fiscal 1998 were 91.9% and 27.6%, respectively. Because the Company is integrating its furniture rental and corporate housing operations, these gross profit percentages exclude furniture depreciation and disposals which can no longer be related to specific revenue categories. An additional result of this integration is that operating expenses and, therefore, operating margins for furniture rental and corporate housing cannot be specifically identified. Operating expenses, excluding amortization, decreased to 32.7% of revenues in fiscal 1999 from 38.6% in fiscal 1998 and 46.4% in fiscal 1997, while the operating margin, excluding amortization, decreased to 10.2% of revenues in fiscal 1999 from 10.5% in fiscal 1998 and 11.8% in fiscal 1997. The reduction in operating margin is primarily the result of the increasing mix of corporate housing revenues, as well as additions to the Company's management team and related infrastructure spending to support the Company's rapid growth. Including amortization expenses, operating margins declined to 8.8% in fiscal 1999 from 9.5% in fiscal 1998 and 11.5% in fiscal 1997.

         Globe plans to continue its consolidation of corporate housing through additional acquisitions, thereby capitalizing on the desire of many corporations to have a corporate housing company that can meet their needs nationally. With the acquisitions to date, Globe has expanded its presence into 29 markets and is the market leader in ten of these markets, with annualized corporate housing revenues of approximately $110 million. Globe is vying with two other corporate housing companies for the number two position in the industry based on revenues.

         A major risk of Globe's increasing presence in the corporate housing business is the potential loss of furniture rental revenues from competing corporate housing companies that are also customers. To date, the majority of this business with unaffiliated customers has been retained, which is largely attributable to the Company's superior level of service. Additionally, the significance of this risk has lessened over the three years that Globe has been in corporate housing. In fiscal 1999, unaffiliated corporate housing customers accounted for $7.4 million, or 5.0%, of Globe's revenues. During this time period, furniture rental revenues from affiliated corporate housing providers, which are not included in reported revenues, increased to $5.7 million.

         Due to the significant impact of the GranTree acquisition and the related GranTree Gross Profit Accounting Effects and the corporate housing acquisitions on the Company's operations and financial results, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

CLEARANCE CENTER SALES

         Sales through the Company's clearance centers of used furniture that no longer meets showroom condition standards for rental allow Globe to recover a substantial portion of original cost and to maintain the freshness of rental furniture inventory. Clearance center revenues and cost recovery ratios for the last five years are presented in the following table.



                                             Years Ended February 28/29,
                              --------------------------------------------------------
(Dollars in thousands)          1999        1998        1997        1996        1995
                              --------    --------    --------    --------    --------

Clearance center sales        $  7,900    $  6,877    $  7,649    $  6,529    $  6,223
Original cost of furniture       8,887       7,326       8,608       7,493       7,225
Cost recovery ratio               88.9%       93.9%       88.9%       87.1%       86.1%
Cost recovery ratio, former
  GranTree operations             84.5%       87.4%       81.0%       75.3%       70.7%




         Management believes that the ability to recover a substantial portion of the original cost of its furniture through its clearance center sales is a key contributor to the Company's profitability. The improvement in the cost recovery ratio over the 1995-1998 period is due primarily to upgrading the quality of furniture in the former GranTree operations. The decrease in the cost recovery ratio in fiscal 1999 reflects the Company's disposal of excess older inventory at reduced prices to support its focus on improved inventory management.

COMPARISON OF FISCAL YEARS ENDED FEBRUARY 28, 1999 AND FEBRUARY 28, 1998

         Total revenues of $147.5 million increased $43.6 million, or 41.9%, in fiscal 1999 from $103.9 million in fiscal 1998 primarily due to acquisitions. Excluding the corporate housing operations and the impact of the elimination of intercompany revenues (furniture rented to Company-owned corporate housing operations), total revenues increased $4.3 million, or 6.9%, in fiscal 1999 compared to fiscal 1998.

         Corporate housing sales of $87.2 million in fiscal 1999 increased 103.7% from $42.8 million in fiscal 1998. This increase was primarily caused by acquisitions.

         Rental sales of $43.4 million in fiscal 1999 decreased $1.9 million, or 4.3%, from $45.3 million in fiscal 1998 largely as a result of intercompany eliminations. Excluding the impact of these eliminations, rental revenues increased 6.9%.

         Retail sales of $16.8 million increased $1.1 million, or 7.0%, in fiscal 1999 from $15.7 million in fiscal 1998, driven by an increase of 14.9% in clearance center revenues.

         Gross profit of $63.2 million in fiscal 1999 increased $12.1 million, or 23.8%, from $51.1 million in fiscal 1998 and declined as a percentage of revenues to 42.9% from 49.1% over the same period due primarily to the higher mix of corporate housing revenues and the lower margins associated with these revenues. Gross profit percentages on corporate housing, rental and retail sales revenues all improved versus the comparable prior year period.

         Operating expenses of $48.2 million (excluding amortization) in fiscal 1999 increased $8.0 million, or 20.0%, from $40.2 million (excluding amortization) in fiscal 1998, primarily as a result of acquisitions, as well as additions to the Company's management team and related infrastructure spending to support the Company's rapid growth. As a percentage of total revenues, these expenses declined to 32.7% from 38.6% over the same period as a result of corporate housing's lower operating expenses as a percentage of revenues.

         Amortization of intangible assets increased $1.0 million, or 102.8%, to $2.0 million in fiscal 1999, from $1.0 million in fiscal 1998, as a result of acquisitions. As a percentage of revenues, amortization expenses increased to 1.4% from 1.0% over the same period.

         As a result of the changes in revenues, gross profit, operating expenses and amortization of intangible assets discussed above, operating income increased 31.1% to $13.0 million, or 8.8% of revenues in fiscal 1999, from $9.9 million, or 9.5% of revenues in fiscal 1998.

         Interest/other expense (income) increased $1.2 million, or 35.4%, to $4.4 million in fiscal 1999 from $3.2 million in fiscal 1998 and as a percentage of total revenues decreased slightly to 3.0% from 3.1% over the same period. The $1.4 million increase in interest expense for fiscal 1999 was due primarily to higher debt balances resulting from funding required for acquisitions. Other income in fiscal 1999 included a $0.2 million insurance settlement.

         Income before income taxes of $8.6 million in fiscal 1999 increased $1.9 million, or 28.9%, compared to fiscal 1998 and as a percentage of revenues decreased to 5.8% from 6.4% over the same period.

         The Company's effective tax rate, which includes federal, state and local taxes, increased to 40.0% in fiscal 1999 from 39.0% in fiscal 1998.

COMPARISON OF FISCAL YEARS ENDED FEBRUARY 28, 1998 AND FEBRUARY 28, 1997

         Total revenues of $103.9 million increased $36.4 million, or 53.9%, in fiscal 1998 from $67.5 million in fiscal 1997 due largely to seven acquisitions completed during 1998. Excluding the corporate housing operations and the impact of the elimination of intercompany revenues, total revenues increased $5.9 million, or 10.5%, in fiscal 1998 compared to fiscal 1997.

         Corporate housing sales of $42.8 million in fiscal 1998 increased 262.7% from $11.8 million in fiscal 1997. This increase was primarily caused by acquisitions.

         Rental sales of $45.3 million in fiscal 1998 increased $4.4 million, or 10.7%, from $40.9 million in fiscal 1997. This growth resulted from significant volume increases in the California and Denver markets, as well as several midwestern markets, and is partially attributable to furniture rental acquisitions in Detroit and Southern California which occurred during the second and third quarters of fiscal 1997. Excluding the impact of intercompany eliminations, rental sales increased $4.9 million, or 12.0%.

         Retail sales of $15.7 million increased $0.9 million, or 6.5%, in fiscal 1998 from $14.8 million in fiscal 1997, driven by an individually significant new office furniture sale.

         Gross profit of $51.1 million in fiscal 1998 increased $11.7 million, or 29.9%, from $39.3 million in fiscal 1997 and declined as a percentage of revenues to 49.1% from 58.2% over the same period due primarily to the higher mix of corporate housing revenues and the lower margins associated with these revenues. Gross profit margin on rental sales remained constant at 91.9% in each year, while the corporate housing margin declined to 27.6% from 29.8% and the retail sales gross profit margin declined to 37.0% from 37.6%. In addition, the Company recorded a physical inventory adjustment of $0.6 million during the fourth quarter of fiscal 1998.

         Operating expenses of $40.2 million (excluding amortization) in fiscal 1998 increased $8.8 million, or 28.1%, from $31.3 million (excluding amortization) in fiscal 1997, primarily as a result of acquisitions, as well as additions to the Company's management team and increased infrastructure spending to support the Company's rapid growth. Operating expenses as a percentage of total revenues declined to 38.6% from 46.4% over the same period as a result of corporate housing's lower operating expenses as a percentage of revenues.

         Amortization of intangible assets increased $0.8 million, or 345.8%, to $1.0 million in fiscal 1998, from $0.2 million in fiscal 1997, as a result of acquisitions. As a percentage of revenues, amortization expenses increased to 1.0% from 0.3% over the same period.

         As a result of the changes in revenues, gross profit, operating expenses and amortization of intangible assets discussed above, operating income increased 27.7% to $9.9 million, or 9.5% of revenues in fiscal 1998, from $7.8 million, or 11.5% of revenues in fiscal 1997.

         Interest/other expense (income) increased $1.8 million, or 136.9%, to $3.2 million in fiscal 1998 from $1.4 million in fiscal 1997 and as a percentage of total revenues increased to 3.1% from 2.0% over the same period. The increased expense for fiscal 1998 was due primarily to higher debt balances resulting from funding required for acquisitions.

         Income before income taxes of $6.7 million in fiscal 1998 increased $0.3 million, or 4.3%, compared to fiscal 1997 and as a percentage of revenues decreased to 6.4% from 9.5% over the same period.

         The Company's effective tax rate, which includes federal, state and local taxes, increased slightly to 39.0% in fiscal 1998 from 38.8% in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         On September 29, 1997, the Company completed a private placement of $30.0 million of unsecured 7.54% Senior Notes due September 1, 2007, with interest payable semi-annually on March 1 and September 1. Principal payments of $4.3 million are due annually beginning September 1, 2001. These Senior Notes may be redeemed at a premium.

         Also, on September 29, 1997, the Company established a $30.0 million unsecured line of credit which replaced an existing $45.0 million secured line of credit. This $30.0 million line was increased on May 14, 1998, to $45.0 million. Interest is currently the lesser of the prime rate minus 25 basis points or LIBOR plus 150 basis points. At April 26, 1999, the unused line was $9.6 million, which is available for acquisitions and general corporate purposes.

         The term of the line of credit will expire on September 30, 2000, requiring full payment of the then outstanding balance. The Company expects to have other financing arrangements in place prior to this date.

         From March 1, 1998 through April 26, 1999 Globe used approximately $20.3 million from its lines of credit, issued 215,884 shares of common stock for fiscal 1999 acquisitions and 71,900 shares of common stock previously held in escrow for fiscal 1998 acquisitions, issued approximately $2.3 million of notes payable and assumed approximately $1.2 million of certain liabilities in completing six acquisitions and settling certain contingent consideration for three fiscal 1998 acquisitions. (See Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions.)

         Other than acquisitions, the Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $21.2 million in fiscal 1999 and $23.6 million in fiscal 1998. The lower level of purchases in fiscal 1999 reflects the Company's efforts to better manage inventory levels while continuing to ensure that existing and new customer needs can be met. As the Company's growth strategies are implemented, furniture purchases are expected to increase.

         Capital expenditures were $2.6 million, $3.7 million and $2.4 million in fiscal 1999, 1998 and 1997, respectively. These expenditures are largely attributable to ongoing development of computer systems and construction of a showroom/warehouse facility in Indianapolis, Indiana during fiscal 1998 and 1997. Acquisitions of property and equipment financed through capital leases and not reflected in the preceding capital expenditure data were $0.1 million, $0.5 million and $0.2 million over the same periods.

         On March 13, 1997, Globe obtained a $1.5 million mortgage note to finance the showroom/warehouse facility in Indianapolis. The Company can elect to fix the interest rate for a one-, three-, or five-year period based on the corresponding Treasury Note rate plus 175 basis points, currently 6.25%. The initial term of the note requires full payment of the then outstanding balance on December 1, 2002, however the Company expects to renew the note for an additional five-year period at that date.

         Costs to further develop the computer systems will be incurred in the next 12-15 months and are anticipated to exceed $2.0 million. The systems development is expected to be financed through cash generated by operations. Remaining capital expenditures are expected to exceed $1.0 million and are also expected to be funded by cash generated by operations. Any temporary cash deficiencies resulting from timing of these expenditures will be funded via the line of credit.

         The Company paid no material Federal income tax until fiscal 1994 when it began paying alternative minimum tax. At February 28, 1999, Globe had alternative minimum tax credit carryforwards of $0.6 million that can be carried forward indefinitely.

         In fiscal 1999 and 1998, net cash provided by operations was $27.8 million and $23.5 million, respectively, generating $4.0 million more cash than was necessary to fund investing activities (excluding acquisitions) in fiscal 1999 and $3.8 million less cash than was necessary to fund investing activities (excluding acquisitions) in fiscal 1998. The improvement in cash flow in fiscal 1999 results primarily from higher levels of net income, depreciation and amortization and lower levels of furniture purchases and capital expenditures.

         In October 1998, Globe repurchased 50,000 shares of stock for $0.7 million, pursuant to an authorized $3.0 million stock repurchase program. These shares are held in treasury.

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

         Management believes the Company will be able to offset future increases in leased corporate housing unit rents and utilities with increases in rental rates.


YEAR 2000

         The Company has developed a Year 2000 Remediation Plan and is currently evaluating the potential impact of the Year 2000 issue on both its information technology systems and its non-information technology systems. The initial phases of the plan consist of planning and assessment and involve developing complete inventories of all hardware and software containing potential date sensitivity, completing vendor and customer surveys and performing a series of controlled tests to determine compliance. The inventory phase has been completed. The planning/assessment and vendor/customer survey phases are approximately 60% complete. The vendor and customer surveys have been sent and the results are now being compiled. No issues have been identified to date. The controlled tests are currently scheduled for May and June 1999. Preliminary results indicate that the Company's existing internal financial and operational software is Year 2000 compliant, and that a moderate number of desktop computers may need to be replaced. The corporate housing and furniture rental inventory systems currently under development have been designed to be Year 2000 compliant.

         Globe expects to have the initial phases of the remediation plan completed by June 30, 1999. Costs incurred to date and those anticipated to complete the initial phases are immaterial to the Company's results of operations.

         Based upon the results of the initial phases, Globe will develop a detailed remediation and contingency plan. This plan will address such concerns as the time required to replace equipment or software and contingency plans for unforeseen Year 2000 failures, including the identification of alternate vendors or financial institutions, as well as the financial resources necessary to reasonably ensure compliance by the Year 2000. It is expected that this plan will be completed by September 1, 1999. Costs associated with this phase are not expected to exceed $0.1 million.

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


                                    ITEM 7(a)
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

INTEREST RATE RISK

         The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposures include movements in the prime rate, U.S. Treasury Note rates and LIBOR.

         The table below provides information on Globe's significant debt issuances by expected maturity date. (See Note 5 to the Consolidated Financial Statements for further information.)



                                                                         Years Ended February 28/29,
                                          ----------------------------------------------------------------------------------
(Dollars in thousands)                     2000        2001        2002        2003         2004      Thereafter    Total
                                          ------     --------     -------    --------    ---------    ----------  ----------

Debt Characteristics:

Unsecured revolving note                             $34,416                                                        $34,416
Average interest rate                                   6.62%                                                          6.62%

Unsecured senior note                                $ 4,285      $4,286     $4,286       $4,286       $12,857      $30,000
Fixed interest rate                                     7.54%       7.54%      7.54%        7.54%         7.54%        7.54%

Mortgage note                             $  63      $    73      $   77     $   82       $   87       $ 1,063      $ 1,445
Fixed interest rate                        6.25%        6.25%       6.25%      6.25%        6.25%         6.25%        6.25%

Other debt issues                         $ 736      $   711      $  488     $  578                                 $ 2,513
Average fixed interest rate                5.86%        5.85%       5.77%      5.69%                                   5.79%

                                     ITEM 8
                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

Index to Financial Statements

Financial Statements:                                                    Page
                                                                         ----

Report of Independent Accountants                                         F-1

Consolidated Balance Sheet:
         February 28, 1999 and February 28, 1998                          F-2

Consolidated Statement of Income:
         Years ended February 28, 1999, February 28, 1998 and             F-3
         February 28, 1997

Consolidated Statement of Cash Flows:
         Years ended February 28, 1999, February 28, 1998 and             F-4
         February 28, 1997

Consolidated Statement of Changes in Shareholders' Equity:
         Years ended February 28, 1999, February 28, 1998 and             F-5
         February 28, 1997

Notes to Consolidated Financial Statements                                F-6

Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts for the          F-21
         three years ended February 28, 1999

         All other schedules are omitted because they are not applicable or the required information is shown in the Company's financial statements or the notes thereto.

"Selected Quarterly Financial Data" has been included in Note 11 to Globe's Financial Statements.

                                     ITEM 9

           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           -----------------------------------------------------------
                            AND FINANCIAL DISCLOSURE
                            ------------------------

                                      None

                                    PART III
                                    --------

         Except for the information presented under Part I, "Executive Officers of the Registrant", the information required by the following Items will be included in Globe's definitive Proxy Statement which will be filed with the Securities and Exchange Commission in connection with the 1999 Annual Meeting of Shareholders and is incorporated herein by reference:

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

         Item 12  Security Ownership of Certain Beneficial Owners and Management
                  --------------------------------------------------------------

         Item 13  Certain Relationships and Related Transactions
                  ----------------------------------------------

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Globe Business Resources, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Globe Business Resources, Inc. and its subsidiaries at February 28, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Cincinnati, Ohio
April 9, 1999

                         GLOBE BUSINESS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                               February 28,
                                                         ----------------------
                                                            1999        1998
                                                         ---------    ---------

ASSETS:
Cash                                                     $   1,123    $     526
Trade accounts receivable, less allowance for doubtful
  accounts of $977 and $609, respectively                   11,982        8,252
Other receivables                                            1,418          131
Prepaid expenses                                             4,229        2,038
Rental furniture, net                                       55,426       53,220
Property and equipment, net                                  8,469        7,743
Goodwill and other intangibles, less accumulated
  amortization of $3,262 and $1,228, respectively           47,580       26,695
Note receivable from officer                                   100          100
Other, net                                                   1,470          732
                                                         ---------    ---------
  Total assets                                           $ 131,797    $  99,437
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                         $   6,250    $   3,561
Customer deposits                                            2,072        2,027
Accrued compensation                                         2,628        2,061
Accrued taxes                                                  304          325
Deferred income taxes                                        5,738        4,183
Accrued interest payable                                     1,541        1,121
Other accrued expenses                                       1,250        1,025
Debt                                                        68,900       49,713
                                                         ---------    ---------
  Total liabilities                                         88,683       64,016
                                                         ---------    ---------

Common stock and other shareholders' equity:
  Common stock, no par, 15,000,000 shares
    authorized, 4,794,489, and 4,548,399
    shares outstanding                                      24,018       21,492
  Retained earnings                                         23,180       18,013
  Fair market value in excess of historical cost of
    acquired net assets attributable to related
    party transactions                                      (4,084)      (4,084)
                                                         ---------    ---------

  Total common stock and other shareholders' equity         43,114       35,421
                                                         ---------    ---------

  Total liabilities and shareholders' equity             $ 131,797    $  99,437
                                                         =========    =========


         The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)



                                                              Years Ended February 28,
                                                        ----------------------------------
                                                          1999         1998         1997
                                                        ---------    ---------   ---------

Revenues:
     Corporate housing sales                            $  87,248    $  42,840   $  11,811
     Rental sales                                          43,384       45,337      40,940
     Retail sales                                          16,818       15,723      14,769
                                                        ---------    ---------   ---------
                                                          147,450      103,900      67,520
                                                        ---------    ---------   ---------

Cost of revenues:
     Cost of corporate housing sales                       62,181       31,008       8,294
     Cost of rental sales                                   3,428        3,664       3,305
     Cost of retail sales                                   9,966        9,912       9,218
     Furniture depreciation and disposals                   8,680        8,259       7,390
                                                        ---------    ---------   ---------
                                                           84,255       52,843      28,207
                                                        ---------    ---------   ---------

Gross profit                                               63,195       51,057      39,313

Operating expenses:
     Warehouse and delivery                                10,366        9,509       7,929
     Occupancy                                              7,456        7,012       6,012
     Selling and advertising                               10,818        9,198       8,740
     General and administration                            19,541       14,431       8,653
     Amortization of intangible assets                      2,034        1,003         225
                                                        ---------    ---------   ---------
                                                           50,215       41,153      31,559
                                                        ---------    ---------   ---------

Operating income                                           12,980        9,904       7,754

Other expense (income):
    Interest expense                                        4,410        3,055       1,640
    Other, net                                                (21)         186        (272)
                                                        ---------    ---------   ---------
                                                            4,389        3,241       1,368

Income before income taxes                                  8,591        6,663       6,386

Provision for income taxes                                  3,437        2,598       2,478
                                                        ---------    ---------   ---------

Net income                                              $   5,154    $   4,065   $   3,908
                                                        =========    =========   =========

Earnings per common share:
  Basic                                                 $    1.13    $    0.91   $    0.90
                                                        =========    =========   =========
  Diluted                                               $    1.10    $    0.89   $    0.89
                                                        =========    =========   =========

Weighted average number of common shares outstanding:
  Basic                                                     4,578        4,475       4,336
  Diluted                                                   4,689        4,577       4,372



         The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                             Years Ended February 28,
                                                       -----------------------------------
                                                         1999          1998         1997
                                                       ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   5,154    $   4,065    $   3,908
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Rental furniture depreciation                          7,781        7,177        6,055
    Other depreciation and amortization                    4,130        2,625        1,157
    Provision for losses on accounts receivable              463          541          173
    Provision for deferred income taxes                    1,555        1,282        1,108
    (Gain)/loss on sale of property and equipment             (3)          10           44
    Book value of furniture sales and rental buyouts      12,812       12,368       11,832
    Changes in assets and liabilities:
      Accounts receivable                                 (4,952)      (3,467)      (1,587)
      Note receivable                                          -         (100)           -
      Other assets, net                                     (402)        (272)           9
      Prepaid expenses                                    (1,442)        (107)        (334)
      Accounts payable                                     2,677         (877)         394
      Customer deposits                                     (366)         400         (324)
      Accrued compensation                                   413         (598)         (35)
      Accrued taxes                                          (41)        (285)          11
      Accrued interest payable                               420          736          251
      Other accrued expenses                                (405)         (27)        (176)
                                                       ---------    ---------    ---------
        Net cash provided by operating activities         27,794       23,471       22,486
                                                       ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                            (21,242)     (23,620)     (21,845)
Purchases of property and equipment                       (2,622)      (3,742)      (2,377)
Purchases of businesses, net of cash acquired            (19,940)     (15,055)     (15,354)
Other investing activities                                    31            6          (56)
                                                       ---------    ---------    ---------
        Net cash used in investing activities            (43,773)     (42,411)     (39,632)
                                                       ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreements            172,820      131,213      100,053
Repayments on the revolving credit agreements           (154,880)    (143,290)     (81,329)
Borrowings on the senior note                                  -       30,000            -
(Repayments)/borrowings of other debt                       (546)       1,309         (671)
Principal payments under capital lease obligations          (170)        (508)        (338)
Exercise of common stock options                               5           25           15
Purchase of treasury stock                                  (653)           -            -
                                                       ---------    ---------    ---------
        Net cash provided by financing activities         16,576       18,749       17,730
                                                       ---------    ---------    ---------

Net increase/(decrease) in cash                              597         (191)         584
Cash at beginning of period                                  526          717          133
                                                       ---------    ---------    ---------
Cash at end of period                                  $   1,123    $     526    $     717
                                                       =========    =========    =========

Supplemental cash flow information:
  Cash paid for interest                               $   4,075    $   2,348    $   1,408
                                                       =========    =========    =========
  Cash paid for income taxes                           $   1,922    $   1,485    $   1,302
                                                       =========    =========    =========



         The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)


                                         Common Stock                        Excess
                                  ------------------------                    Fair
                                  Outstanding                  Retained      Market
                                    Shares        Amount       Earnings       Value         Total
                                  ----------    ----------    ----------    ----------    ----------

Balance at February 29, 1996       4,254,369    $   18,549    $   10,199    $   (4,084)   $   24,664

Stock issued in connection with
  acquisitions                       169,000         1,324                                     1,324
Exercise of options, net of tax
  effects                             17,140            10           (70)                        (60)
Net income                                                         3,908                       3,908
                                  ----------    ----------    ----------    ----------    ----------

Balance at February 28, 1997       4,440,509    $   19,883    $   14,037    $   (4,084)   $   29,836

Stock issued in connection with
  acquisitions                        94,595         1,479                                     1,479
Restricted stock issued                4,446           100                                       100
Exercise of options, net of tax
  effects                              8,849            30           (89)                        (59)
Net income                                                         4,065                       4,065
                                  ----------    ----------    ----------    ----------    ----------

Balance at February 28, 1998       4,548,399    $   21,492    $   18,013    $   (4,084)   $   35,421

Stock issued in connection with
  acquisitions                       287,784         3,171                                     3,171
Purchase of treasury stock           (50,000)         (653)                                     (653)
Exercise of options, net of tax
  effects                              8,306             8            13                          21
Net income                                                         5,154                       5,154
                                  ----------    ----------    ----------    ----------    ----------

Balance at February 28, 1999       4,794,489    $   24,018    $   23,180    $   (4,084)   $   43,114
                                  ==========    ==========    ==========    ==========    ==========



         The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data;
                  Shares in whole numbers except where noted)

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

         The Company provides fully furnished short-term housing through an inventory of leased housing units to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers throughout the United States. Additionally, the Company rents and sells furniture to a diversified base of commercial and residential customers throughout the United States.

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

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Capitalized interest was $16, $27 and $15 in fiscal 1999, 1998 and 1997, respectively. Depreciation expense is provided on a straight-line basis over estimated useful lives of three to ten years. Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases. Expenditures that enhance or extend the useful lives of the assets involved are capitalized. Maintenance and repair expenditures are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangibles are amortized on a straight-line basis over periods ranging from three to 35 years. The Company periodically reviews goodwill and other intangibles and impairments will be recognized if a permanent decline in value has occurred. Accumulated amortization of goodwill and other intangibles was $3,262 and $1,228 at February 28, 1999 and 1998, respectively.

REVENUE RECOGNITION

         Leased housing unit rentals vary in terms from a few days to several months. Leases of furniture generally have an initial term of three to six months in duration and can be extended by the customer on a month-to-month basis. Leased housing unit rentals and furniture rentals are accounted for as operating leases, and revenue is recorded in the month earned. For sales of furniture, as well as rental buyouts, revenue and related cost of sales are recorded when the furniture is delivered or taken off lease.

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

         For all periods presented, diluted earnings per share was calculated by dividing net income applicable to common stock by the weighted average number of shares and dilutive potential common shares outstanding during the period. Potential common shares include outstanding stock options for all periods presented and contingently issuable shares in fiscal 1999 and 1998.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The following table presents the calculation of basic and diluted earnings per share for the periods indicated.


(Shares in thousands)                                           Years Ended February 28,
                                                                ------------------------
                                                                 1999     1998     1997
                                                                ------   ------   ------

Net income used to calculate basic and diluted
  earnings per share                                            $5,154   $4,065   $3,908
                                                                ======   ======   ======

Weighted average common shares used to calculate
  basic earnings per share                                       4,578    4,475    4,336
                                                                ======   ======   ======

Basic earnings per common share                                 $ 1.13   $ 0.91   $ 0.90
                                                                ======   ======   ======


Shares used in the calculation of diluted earnings per share:
  Weighted average common shares                                 4,578    4,475    4,336
  Dilutive effect of assumed exercise of options
    for the purchase of common shares                               52       82       36
  Dilutive effect of assumed issuance of
    contingently issuable shares                                    59       20        -
                                                                ------   ------   ------
Weighted average common shares used to calculate
    diluted earnings per share                                   4,689    4,577    4,372
                                                                ======   ======   ======

Diluted earnings per common share                               $ 1.10   $ 0.89   $ 0.89
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

STOCK OPTION PLAN

         The Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", in accounting for its employee stock options and has not recognized compensation expense for those options granted in the years ended February 28,

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


1999, 1998 and 1997. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to adopt the disclosure only provisions. (See Note 7 for further information.)

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". All pronouncements were adopted in fiscal year 1999 and had no effect on the Company's financial reporting.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The pronouncement, which must be adopted in fiscal year 2001, applies to all entities and all types of derivatives. The Company is currently evaluating the impact of this pronouncement on its future financial reporting.

NOTE 2--ACQUISITIONS:
---------------------

         During fiscal 1999, the Company completed five asset acquisitions and settled certain contingent consideration on three fiscal 1998 acquisitions. These transactions were completed by payment of approximately $20.0 million in cash, issuance of 287,784 shares of common stock (including 71,900 shares previously held in escrow), issuance of $2.0 million of notes payable and the assumption of certain liabilities. On fiscal 1999 acquisitions, additional contingent consideration of up to $3.3 million is payable in cash and notes payable, subject to achieving certain future earnings levels. Additional contingent consideration of up to $1.0 million and 50,000 shares of common stock, currently held in escrow, is payable on fiscal 1998 acquisitions, subject to resolution of certain purchase contract issues.

         One of the fiscal 1999 acquisitions operates in the furniture rental business. The remaining acquisitions, which include Detroit-based Village Suites, St. Louis-based Castleton and Stamford-based Corporate Condominiums, operate in the corporate housing business, providing short-term housing to transferring or temporarily assigned corporate personnel, new hires, trainees, consultants and individual customers. At their respective dates of acquisition, the corporate housing businesses maintained inventories totaling approximately 2,000 leased housing units and had annual revenues in their most recent fiscal year totaling approximately $37.0 million.

         In accordance with APB No. 16, all acquisitions were accounted for using the purchase method.

         The purchase price allocation for the businesses is as follows:



Cash, receivables and prepaids                            $     1,572
Rental furniture                                                1,557
Property and equipment                                            125
Other assets                                                      336
Goodwill and other intangibles                                 22,918
                                                          -----------
                                                               26,508
Liabilities assumed                                            (3,103)
                                                          -----------
                                                          $    23,405
                                                          ===========


                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The following table sets forth certain consolidated income statement data on an unaudited proforma basis, as if the businesses were acquired at the beginning of the periods indicated.


(Shares in thousands)                      Twelve months ended February 28,
                                           --------------------------------
                                             1999                   1998
                                             ----                   ----

Revenues                                   $170,225              $141,801
Net income                                    6,053                 5,044
Basic earnings per common share            $   1.25              $   1.08
Diluted earnings per common share          $   1.23              $   1.05
Weighted average number of common
  shares outstanding:
      Basic                                   4,824                 4,691
      Diluted                                 4,935                 4,793



Subsequent Events:
------------------

         In March and April 1999, the Company acquired Castleton of Tulsa and paid certain other consideration on fiscal 1999 acquisitions. These transactions were completed by use of approximately $0.3 million from the line of credit, issuance of $0.3 million of notes payable and the assumption of certain liabilities.


NOTE 3--RENTAL FURNITURE:
-------------------------

         Rental furniture consists of the following:


                                                 February 28,
                                            ----------------------
                                               1999         1998
                                            ---------    ---------

Furniture on rental                          $ 43,648     $ 41,884
Furniture on hand                              24,120       21,537
                                            ---------    ---------
                                               67,768       63,421
Accumulated depreciation                      (12,342)     (10,201)
                                            ---------    ---------
                                             $ 55,426     $ 53,220
                                            =========    =========


                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 4--PROPERTY AND EQUIPMENT AND LEASES:
------------------------------------------

         Property and equipment consists of the following:


                                                     February 28,
                                                 --------------------
                                                   1999        1998
                                                 --------    --------

Land                                             $    370    $    370
Buildings                                           1,949       1,950
Leasehold improvements                              2,888       2,569
Delivery equipment                                  2,811       1,973
Office and store equipment                          6,183       4,963
Assets under capital lease (primarily delivery
  and computer equipment)                           1,000       1,231
Construction in progress                              519           1
                                                 --------    --------
                                                   15,720      13,057
Accumulated depreciation and amortization          (7,251)     (5,314)
                                                 --------    --------
                                                 $  8,469    $  7,743
                                                 ========    ========




         The Company leases certain real property and equipment under operating leases from unrelated third parties and from certain of the Company's directors. Lease terms range from one to 15 years. Rental expense was $4,354, $4,149 and $3,703 in 1999, 1998 and 1997, respectively.

         Acquisition of assets financed through capital leases totaled $103, $543, and $153 in 1999, 1998 and 1997, respectively.

         Minimum future rentals under noncancelable capital and operating leases at February 28, 1999 are as follows:



                                                              Operating Leases
                                                            ----------------------
                                                 Capital     Related     Unrelated
                                                  Leases     Parties      Parties     Total
                                                 -------    --------     ---------   --------

2000                                             $   273     $   275      $  3,517   $  4,065
2001                                                 251         187         3,080      3,518
2002                                                  39         187         2,245      2,471
2003                                                   -         187         1,510      1,697
2004                                                   -         187           840      1,027
Thereafter                                             -         824            27        851
                                                 --------    --------     --------   --------
Total minimum lease payments                         563       1,847        11,219     13,629
Amounts receivable from sublease                       -           -          (176)      (176)
                                                 --------    --------     --------   --------
Minimum future lease obligations                     563     $ 1,847      $ 11,043   $ 13,453
                                                             ========     ========   ========
Amount representing interest                         (37)
                                                 --------
Present value of capital lease obligations       $   526
                                                 ========


                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 5--DEBT:
-------------

         Outstanding debt consists of the following:





                                                                                      February 28,
                                                                                  ------------------
                                                                                    1999       1998
                                                                                  --------   -------

The Fifth Third Bank, PNC Bank and
  Norwest Bank unsecured revolving note,
  average interest of 6.62%                                                        $34,416   $     -

The Fifth Third Bank and PNC Bank unsecured
  revolving note, average interest of 7.39%                                              -    16,476

7.54% Senior Notes, unsecured, interest
  payable semi-annually on March 1 and
  September 1, due September 1, 2007                                                30,000    30,000

6.25% mortgage note payable to The Fifth
  Third Bank, interest payable in monthly
  installments, due December 1, 2002                                                 1,445     1,510

6.0% note payable to seller of acquired
  business, payable in monthly installments,
  due December 31, 2000                                                                550       850

7.5% note payable to seller of acquired
  business, payable in monthly installments,
  due November 2, 1998                                                                   -       181

6.0% note payable to seller of acquired
  business, payable in quarterly
  installments, due December 31, 2002                                                1,463         -

5.0% note payable to seller of acquired
  business, payable in quarterly
  installments, due December 31, 2002                                                  500         -

Capital lease obligations                                                              526       696
                                                                                   -------   -------
                                                                                   $68,900   $49,713
                                                                                   =======   =======


         On September 29, 1997, the Company obtained a $30 million unsecured line of credit with The Fifth Third Bank and PNC Bank. This line of credit was increased, by amendment, on May 14, 1998 to a $45 million unsecured line of credit with The Fifth Third Bank, PNC Bank and Norwest Bank. Interest rates for this revolving line of credit are based on a leverage formula, which is currently the lesser of the prime rate minus 25 basis points or

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


LIBOR plus 150 basis points. At February 28, 1999, the line of credit provided a total unused credit facility of approximately $10.6 million. Unused facility fees are payable at 0.20% per year. The term of the line of credit will expire on September 30, 2000. Interest rates for the $30 million line of credit were based on a leverage formula, which at February 28, 1998 was the lesser of the prime rate minus 25 basis points or LIBOR plus 150 basis points.

         The line of credit, as amended, contains covenants that limit the amount of dividends or distributions the Company can pay on its common stock and the amount of its own stock the Company can repurchase. The Company may pay dividends or distributions on its common stock or repurchase shares of its common stock as long as the aggregate amount is not in excess of $2 million in any fiscal year. Any portion of such $2 million which is not utilized in a fiscal year ending February 28/29 will be available for utilization during the next fiscal year in addition to the $2 million already available for that year.

         On March 13, 1997, the Company obtained a $1.5 million construction loan with The Fifth Third Bank to fund construction of a showroom/clearance center/warehouse facility. Effective December 1, 1997 the construction loan was amended to a mortgage note due December 1, 2002, with principal and interest payable monthly. The Company can elect to fix the interest rate for a one-, three-, or five-year period based on the corresponding Treasury Note rate plus 175 basis points. Principal and interest are amortized over a 15-year period. At February 28, 1999 the interest rate was 6.25%.

         On September 29, 1997, the Company completed a private placement of $30 million of unsecured 7.54% Senior Notes due September 1, 2007, with interest payable semi-annually on March 1 and September 1. Principal payments of $4.3 million are due annually beginning September 1, 2001. These Senior Notes may be redeemed at a premium.

         The aggregate payments of debt outstanding at February 28, 1999 for the next five fiscal years and thereafter are summarized as follows:




2000                                  $  1,046
2001                                    39,726
2002                                     4,889
2003                                     4,946
2004                                     4,373
Thereafter                              13,920
                                      --------
                                      $ 68,900
                                      ========



NOTE 6-SHAREHOLDERS' EQUITY:
----------------------------

         One hundred thousand authorized but unissued shares of preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine without any approval of shareholders.

         On March 12, 1998, the Company's Board of Directors approved a program for the repurchase of up to $3 million of the Company's outstanding common stock. Shares may be purchased as market conditions warrant in the open market or in privately negotiated transactions. During fiscal 1999, 50,000 shares were repurchased for $653 and are currently held in treasury.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 7--STOCK OPTIONS:
----------------------

         Nonqualified options to purchase shares of the Company's common stock were granted to certain key employees of the Company in April 1989, 1990 and 1992 under separate stock option agreements with these employees. Such options were granted at a price equal to the market value at the date of grant. The options expire ten years after the date of grant.

         Effective January 11, 1996, April 8, 1997 and April 21, 1998, the Company established stock option plans (the 1996 Plan, 1997 Plan and 1998 Plan, respectively) which provide for the grant of options to purchase up to 200,249, 150,000 and 150,000 shares of common stock, respectively. All Plans are administered by the Compensation Committee of the Company's Board of Directors. The Committee intends to grant options at market value at the date of grant. The maximum number of shares with respect to which options may be granted to any employee during each fiscal year of the Company is 19,071 under the 1996 Plan and 20,000 under both the 1997 and 1998 Plans. Options under all plans become exercisable at the rate of 25% per year commencing one year after grant or as determined by the Committee and expire ten years after date of grant.

         The Plans provide for the grant of both incentive stock options and nonqualified stock options, as well as restricted stock. To date, 4,446 shares of restricted stock have been issued to an officer of the Company.

         Effective April 8, 1997 the Company established a Directors stock option plan (the Directors Plan) which provides for the grant of options to purchase up to 50,000 shares of common stock to non-employee directors of the Company. The Directors Plan is administered by a committee of the Company's Board of Directors. Each eligible director receives options to purchase 1,000 shares of common stock upon election to the Board of Directors. Options are priced at the last closing sales price reported immediately prior to the date of grant and are immediately exercisable. The options expire ten years after date of grant.

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


                                                       Weighted
                                           Number of   Average
                                            Shares      Price
                                           --------    ---------

Options outstanding at February 29, 1996     49,586    $    0.61
                                           --------    ---------

  Granted                                   149,000    $    8.28
  Canceled                                  (22,000)   $    8.00
  Exercised                                 (24,793)   $    0.61

Options outstanding at February 28, 1997    151,793    $    7.07
                                           --------    ---------

  Granted                                   192,500    $   19.72
  Canceled                                  (42,687)   $   10.52
  Exercised                                 (13,188)   $    3.36

Options outstanding at February 28, 1998    288,418    $   15.18
                                           --------    ---------

  Granted                                   173,750    $   13.33
  Canceled                                  (54,000)   $   19.03
  Exercised                                 (16,875)   $    3.67

Options outstanding at February 28, 1999    391,293    $   14.32
                                           --------    ---------


         The fair value of each option granted during fiscal 1999, 1998 and 1997 is estimated using the Black-Scholes option-pricing model assuming: (1) average risk-free interest rate of 4.51%, 6.07% and 6.08%, respectively, (2) expected life of 5 years, (3) expected volatility of 40% and (4) no dividend yield.

         The weighted average fair value of options granted in fiscal 1999, 1998 and 1997 was $5.59, $8.74 and $4.38, respectively.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         The following tables summarize stock options outstanding and exercisable at February 28, 1999:



                                       Options Outstanding
       ------------------------------------------------------------------------------
                                                 Weighted Average
       Range of Exercise          Options            Remaining       Weighted Average
            Prices              Outstanding      Contractual Life     Exercise Price
       -----------------    -------------------  ------------------  ----------------
            $ 1.03                   6,793            1.16 yrs.           $  1.03
       $ 8.00 - $ 9.75              82,875            7.35 yrs.           $  8.10
       $11.50 - $14.75             199,750            9.40 yrs.           $ 13.28
       $22.25 - $23.00             101,875            8.63 yrs.           $ 22.32

       $ 1.03 - $23.00             391,293            8.62 yrs.           $ 14.32


                          Options Exercisable
       --------------------------------------------------------
       Range of Exercise        Options        Weighted Average
            Prices            Exercisable       Exercise Price
       -----------------      -----------      ----------------

            $ 1.03                6,793             $  1.03
       $ 8.00 - $ 9.75           37,132             $  8.02
       $11.50 - $14.75           16,000             $ 13.27
       $22.25 - $23.00           25,750             $ 22.32

       $ 1.03 - $23.00           85,675             $ 12.75

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Had compensation expense been recorded for 1999, 1998 and 1997 grants for stock-based compensation plans in accordance with the provisions of SFAS No. 123, the Company would have reported net income and earnings per share as follows:




                                           1999        1998        1997
                                         -------     -------     -------
Net income applicable to common stock:

  As reported                            $ 5,154     $ 4,065     $ 3,908
  Pro forma                              $ 4,830     $ 3,894     $ 3,810

Earnings per common share:

  As reported
    Basic                                $  1.13     $  0.91     $  0.90
    Diluted                              $  1.10     $  0.89     $  0.89
  Pro forma
    Basic                                $  1.06     $  0.87     $  0.88
    Diluted                              $  1.03     $  0.85     $  0.87




NOTE 8--INCOME TAXES:
---------------------

         The components of income tax expense for the years ended February 28, 1999, 1998 and 1997 are as follows:



                                            February 28,
                               -----------------------------------
                                 1999          1998        1997
                               ----------  -----------  ----------

Current                        $ 1,425       $   931      $ 1,067
Deferred                         1,555         1,282          992
State and local taxes              457           385          419
                               ----------    -------      -------
                               $ 3,437       $ 2,598      $ 2,478
                               ==========    =======      =======

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

         Deferred tax assets and liabilities consist of the following:



                                                          February 28,
                                                       ------------------
                                                        1999        1998
                                                       -------    -------
Deferred assets:
  Alternative minimum tax (AMT) credit carryforwards   $   586    $   994
  Deferred state taxes                                     221        190
  Accruals                                               1,049        834
  Excess GranTree tax basis                                195        195
  Capitalized reorganization costs                         299        299
  Other                                                    144        150
                                                       -------    -------
                                                         2,494      2,662
Deferred liabilities:
  Depreciation and other                                (7,900)    (6,513)
                                                       -------    -------
Net deferred liability                                  (5,406)    (3,851)
Valuation allowance                                       (332)      (332)
                                                       -------    -------
Liability reflected in balance sheet                   $(5,738)   $(4,183)
                                                       =======    =======


         A reconciliation of the effective tax rate to the statutory federal tax rate is summarized as follows:


                                                       February 28,
                                                ------------------------
                                                 1999     1998     1997
                                                ------   ------   ------

Federal income taxes at 34% statutory rate      $2,921   $2,265   $2,171
State and local taxes, net of federal benefit      434      304      267
Permanent differences                               36       19       16
Other                                               46       10       24
                                                ------   ------   ------
Provision for income taxes                      $3,437   $2,598   $2,478
                                                ======   ======   ======


         The AMT credit carryforwards of $586 at February 28, 1999 can be carried forward indefinitely. As a result of the initial public offering and the subsequent ownership change of the Company by more than 50%, the annual utilization of the AMT credit carryforward is limited. The Company began using the alternative minimum tax carryforward in fiscal 1997.

         The tax basis of GranTree's net assets at the date of its acquisition by Globe exceeded the financial reporting basis. However, income tax regulations limit the portion of such excess basis that can be deducted for income tax purposes, with approximately $971 available for Globe's future use. The Company began using this deduction in fiscal 1998. At February 28, 1999, approximately $572 of the excess basis was available as a tax deduction.

         The valuation allowance primarily relates to capitalized reorganization costs, which can only be realized upon disposition of GranTree.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 9--401(k) PLANS:
---------------------

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

         Employees of the former Oxford Furnished Apartments, Inc. were covered by a separate defined benefit contribution plan until July 1, 1998. Terms were identical to Globe's plan except that participants became vested in the Company contributions to the extent of 0% after one year, 20% after two years, 40% after three years, 60% after four years, 80% after five years and 100% after six years. The Company match was a discretionary amount determined annually. Effective July 1, 1998, these employees were transferred to Globe's plan.

         Expense related to these plans was $81, $70 and $58 in 1999, 1998 and 1997, respectively.

NOTE 10--RELATED PARTY TRANSACTIONS:
------------------------------------

         The Company leases certain real property and equipment under operating leases from certain of the Company's directors. Lease terms range from one to ten years. On March 31, 1998 one operating lease with certain of the Company's officers and directors was canceled at no penalty to the Company. Related party rental expenses were $621, $754 and $771 in 1999, 1998 and 1997, respectively.

         On January 20, 1998 the Company issued a relocation loan of $100 to an officer. Interest accrues at the rate of 7.5% per annum and is payable annually on the anniversary date of the promissory note evidencing the debt. The principal amount is payable in a lump sum on the third anniversary date of the note.

         On May 1, 1998 the Company purchased for resale the home of an officer for $328 in connection with the officer's relocation. The home was sold on September 4, 1998.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 11--QUARTERLY INFORMATION (UNAUDITED):
-------------------------------------------

         Quarterly Operating Results - The following are quarterly results of consolidated operations for fiscal 1999 and fiscal 1998 (in thousands except per share data).


                                        1st         2nd       3rd        4th
                                      Quarter     Quarter   Quarter    Quarter     Total
                                      --------   --------   --------   --------   --------
FISCAL YEAR ENDED FEBRUARY 28, 1999
  Revenues                            $ 32,882   $ 39,676   $ 38,208   $ 36,684   $147,450
  Gross profit                          14,919     17,372     15,964     14,940     63,195
  Operating income                       2,758      3,910      3,388      2,924     12,980
  Net income                             1,075      1,665      1,440        974      5,154
  Earnings per common share:
    Basic                             $   0.24   $   0.37   $   0.32   $   0.21   $   1.13
    Diluted                           $   0.23   $   0.36   $   0.31   $   0.21   $   1.10

FISCAL YEAR ENDED FEBRUARY 28, 1998
  Revenues                            $ 22,192   $ 25,086   $ 28,033   $ 28,589   $103,900
  Gross profit                          11,775     13,271     13,987     12,024     51,057
  Operating income                       2,553      3,218      2,928      1,205      9,904
  Net income                             1,162      1,486      1,257        160      4,065
  Earnings per common share:
    Basic                             $   0.26   $   0.33   $   0.28   $   0.04   $   0.91
    Diluted                           $   0.26   $   0.33   $   0.27   $   0.03   $   0.89


                         GLOBE BUSINESS RESOURCES, INC.
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)



                                                Charged
                                               (Credited)  Charged
                                    Balance at   to Cost  (Credited)            Balance at
                                    Beginning     and      to Other              End of
Description                         of Period   Expenses   Accounts  Deductions  Period
---------------------------------  ----------- ---------- ---------- ---------- ----------
Allowance for doubtful accounts:
  Year ended February 28, 1999        $609       $463        $ -       $ 95       $977
  Year ended February 28, 1998         460        541          -        392        609
  Year ended February 28, 1997         327        173          -         40        460



                                                Charged
                                    Balance at (Credited)            Balance at
                                    Beginning   to Other               End of
Description                         of Period   Accounts  Deductions   Period
---------------------------------   ----------  --------- ---------- ----------
FAS 109 valuation allowance:
  Year ended February 28, 1999        $332       $ -         $ -        $332
  Year ended February 28, 1998         332         -           -         332
  Year ended February 28, 1997         332         -           -         332



                                     Part IV
                                     Item 14
         Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a)   Documents filed as part of this Report:

         1. Financial Statements are included in Part II, Item 8.

         2. Financial Statement Schedules are included in Part II, Item 8.

         3. Exhibits - see Exhibit Index.

(b) Reports on Form 8-K filed during the fourth quarter of fiscal 1999:

    Form 8-K filed January 22, 1999 under Item 5 for the Corporate Condominiums acquisition.

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

Signed:  May 5, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                        Capacity                              Date
---------                        --------                              ----


/s/ David D. Hoguet
----------------------
David D. Hoguet                  Director                           May 5, 1999



/s/ Blair D. Neller
----------------------
Blair D. Neller                  Director                           May 5, 1999



/s/ Alvin Z. Meisel
----------------------
Alvin Z. Meisel                  Director                           May 5, 1999



/s/ William R. Griffin
----------------------
William R. Griffin               Director                           May 5, 1999



/s/ Thomas C. Parise
----------------------
Thomas C. Parise                 Director                           May 5, 1999



/s/ Sharon G. Kebe               Senior Vice President-
----------------------           Finance and Treasurer
Sharon G. Kebe                   (Principal Financial Officer)      May 5, 1999

                         GLOBE BUSINESS RESOURCES, INC.
                                INDEX TO EXHIBITS


Number   Exhibit Description
------   -------------------

3.1               Amended and Restated Articles of Incorporation of the Registrant (a)

3.1 (i)           Amendment to Articles of Incorporations (b)

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

10.3              Tax Allocation Agreement for Registrant and its subsidiaries dated as of
                  December 31, 1992 (a)

10.4              GranTree Corporation Convertible Debenture due 1996 (a)

10.5              Credit Agreement among the Registrant, The Fifth Third Bank and PNC Bank dated as of September 29, 1997 (b)

10.5.1            Amendment to Credit Agreement among the Registrant, The Fifth Third Bank, PNC
                  Bank and Northwest Bank dated May 14, 1998 (e)

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

10.9              Amended Severance Agreement for Blair D. Neller (a)

10.10             1997 Stock Option and Incentive Plan (c)

10.11             1997 Directors Stock Option plan (c)

10.12             Severance Agreement for Jeffery D. Pederson (b)

10.13             1998 Stock Option and Incentive Plan (f)
                  *******************************************************************************

21                Subsidiaries of the registrant

23                Consent of PricewaterhouseCoopers LLP


                         GLOBE BUSINESS RESOURCES, INC.
                          INDEX TO EXHIBITS - CONTINUED

27                Financial data schedule

99                Safe Harbor Statement

(a) Incorporated by reference to Registration No. 33-99894

(b) Incorporated by reference to Form 10-Q for the quarterly period ended November 30, 1997

(c) Incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders

(d) Incorporated by reference to Form 10-K for the year ended February 28, 1997

(e) Incorporated by reference to Form 10-Q for the quarterly period ended May 31, 1998

(f) Incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders

    Certain instruments evidencing debt of the registrant, none of which exceed 10% of total assets, are not being filed herewith. A copy will be provided to the SEC at its request.