Form 10-Q
period 1999-05-31
GLOBE BUSINESS RESOURCES INC
filed 1999-07-08
CIK 1004571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For the quarterly period ended May 31, 1999          Commission File No. 0-27682



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







     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of July 2, 1999, 4,798,331 shares of the Registrant's common stock, no par value, were outstanding.

                         GLOBE BUSINESS RESOURCES, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q



                                                                       Page No.
                                                                       --------

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet -
                  May 31, 1999 and February 28, 1999                       3

                  Consolidated Statement of Income -
                  Three months ended May 31, 1999 and 1998                 4

                  Consolidated Statement of Cash Flows -
                  Three months ended May 31, 1999 and 1998                 5

                  Notes to Consolidated Financial Statements               6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           10

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                             15



Part II. Other Information

         Item 1.  Legal Proceedings                                       16

         Item 2.  Changes in Securities                                   16

         Item 3.  Defaults Upon Senior Securities                         16

         Item 4.  Submission of Matters to a Vote of Security Holders     16

         Item 5.  Other Information                                       16

         Item 6.  Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                     16

                         PART I - FINANCIAL INFORMATION

                         GLOBE BUSINESS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)



                                                          May 31,   February 28,
                                                           1999         1999
                                                       -----------  ------------
                                                       (Unaudited)

ASSETS:
Cash                                                     $   1,274    $   1,123
Trade accounts receivable, less allowance for doubtful
  accounts of $827 and $977, respectively                   12,727       11,982
Other receivables                                            1,209        1,418
Prepaid expenses                                             4,150        4,229
Rental furniture, net                                       56,472       55,426
Property and equipment, net                                  8,974        8,469
Goodwill and other intangibles, less accumulated
  amortization of $3,883 and $3,262, respectively           47,796       47,580
Note receivable from officer                                   100          100
Other notes receivable                                       1,090          490
Other, net                                                     963          980
                                                         ---------    ---------
  Total assets                                           $ 134,755    $ 131,797
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                         $   6,964    $   6,250
Customer deposits                                            2,199        2,072
Accrued compensation                                         2,131        2,628
Accrued taxes                                                  772          304
Deferred income taxes                                        5,813        5,738
Accrued interest payable                                     1,249        1,541
Other accrued expenses                                       1,244        1,250
Debt                                                        70,050       68,900
                                                         ---------    ---------
  Total liabilities                                         90,422       88,683
                                                         ---------    ---------

Common stock and other shareholders' equity:
  Common stock, no par, 15,000,000 shares
    authorized, 4,798,331, and 4,794,489
    shares outstanding                                      24,049       24,018
  Retained earnings                                         24,368       23,180
  Fair market value in excess of historical cost of
    acquired net assets attributable to related
    party transactions                                      (4,084)      (4,084)
                                                         ---------    ---------

  Total common stock and other shareholders' equity         44,333       43,114
                                                         ---------    ---------

  Total liabilities and shareholders' equity             $ 134,755    $ 131,797
                                                         =========    =========


   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)



                                                     For the three months ended,
                                                     ---------------------------
                                                        May 31,        May 31,
                                                         1999           1998
                                                     -------------   -----------
                                                              (Unaudited)

Revenues:
     Corporate housing sales                            $26,653        $16,858
     Rental sales                                        10,124         11,355
     Retail sales                                         3,599          4,669
                                                        -------        -------
                                                         40,376         32,882
                                                        -------        -------
Cost of revenues:
     Cost of corporate housing sales                     18,436         11,982
     Cost of rental sales                                   989            972
     Cost of retail sales                                 2,027          2,950
     Furniture depreciation and disposals                 2,368          2,059
                                                        -------        -------
                                                         23,820         17,963
                                                        -------        -------

Gross profit                                             16,556         14,919

Operating expenses:
     Warehouse and delivery                               2,799          2,576
     Occupancy                                            1,923          1,854
     Selling and advertising                              2,635          2,634
     General and administration                           5,358          4,670
     Amortization of intangible assets                      621            427
                                                        -------        -------
                                                         13,336         12,161
                                                        -------        -------

Operating income                                          3,220          2,758

Other expense:
     Interest expense                                     1,212            964
     Other, net                                              29             31
                                                        -------        -------
                                                          1,241            995

Income before income taxes                                1,979          1,763

Provision for income taxes                                  791            688
                                                        -------        -------

Net income                                              $ 1,188        $ 1,075
                                                        =======        =======

Earnings per common share:
     Basic                                              $  0.25        $  0.24
                                                        =======        =======
     Diluted                                            $  0.25        $  0.23
                                                        =======        =======

Weighted average number of common shares outstanding:
     Basic                                                4,796          4,550
     Diluted                                              4,833          4,679


   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)



                                                     For the three months ended,
                                                     ---------------------------
                                                        May 31,        May 31,
                                                         1999           1998
                                                     ----------      -----------
                                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   1,188        $   1,075
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Rental furniture depreciation                        2,055            1,902
    Other depreciation and amortization                  1,210              934
    Provision for losses on accounts receivable            128              154
    Provision for deferred income taxes                     75              (60)
    Loss (gain) on sale of property
       and equipment                                         2               (5)
    Book value of furniture sales and
       rental buyouts                                    2,730            3,748
    Changes in assets and liabilities:
      Accounts receivable                                 (666)          (2,064)
      Notes receivable                                    (600)               5
      Other assets, net                                     21             (244)
      Prepaid expenses                                      81             (838)
      Accounts payable                                     714            1,493
      Customer deposits                                    117              117
      Accrued compensation                                (502)             (17)
      Accrued taxes                                        468              613
      Accrued interest payable                            (292)            (243)
      Other accrued expenses                               (54)             326
                                                     ----------       ----------
        Net cash provided by operating activities        6,675            6,896
                                                     ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                           (5,831)          (5,234)
Purchases of property and equipment                     (1,086)            (805)
Purchases of businesses, net of cash acquired             (488)          (4,852)
Other investing activities                                   -                6
                                                     ----------       ----------
        Net cash used in investing activities           (7,405)         (10,885)
                                                     ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreement            57,078           37,276
Repayments on the revolving credit agreement           (55,929)         (33,259)
Repayments of other debt                                  (157)             (75)
Principal payments under capital lease obligations        (142)            (121)
Exercise of common stock options                            31                5
                                                     ----------       ----------
        Net cash provided by financing activities          881            3,826
                                                     ----------       ----------

Net increase (decrease) in cash                            151             (163)
Cash at beginning of period                              1,123              526
                                                     ----------       ----------
Cash at end of period                                $   1,274        $     363
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


NOTE 1 -- PRESENTATION OF INTERIM INFORMATION

     In the opinion of the management of Globe Business Resources, Inc., the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly its financial position as of May 31, 1999, and the results of its operations for the three months ended May 31, 1999 and 1998 and its cash flows for the three months ended May 31, 1999 and 1998. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes in its Form 10-K for the fiscal year ended February 28, 1999.

     Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 -- ACQUISITIONS

     During the first quarter of fiscal 2000, the Company completed the asset acquisition of Castleton of Tulsa, a privately owned corporate housing business, and paid certain other consideration on fiscal 1998 and 1999 acquisitions. These transactions were completed by payment of approximately $0.5 million in cash, issuance of $0.3 million of notes payable and the assumption of certain liabilities. In accordance with APB No. 16, these acquisitions were accounted for using the purchase method.

     The purchase price allocation for the acquired businesses is as follows:


                                                         (Unaudited)
                                                         -----------

          Cash, receivables and prepaids                    $   9
          Property and equipment                               10
          Other assets                                          4
          Goodwill and other intangibles                      837
                                                           -------
                                                              860
          Liabilities assumed                                (363)
                                                           -------
                                                            $ 497
                                                           =======

     The following table sets forth certain Globe consolidated income statement data on an unaudited pro forma basis, as if Castleton of Tulsa was acquired at the beginning of the periods indicated.(Shares in thousands)


                                                    Three months ended May 31,
                                                    --------------------------
                                                      1999              1998
                                                    -------            -------
Revenues                                            $40,376            $33,180
Net income                                            1,188              1,092
Basic earnings per common share                     $  0.25            $  0.24
Diluted earnings per common share                   $  0.25            $  0.23
Weighted average number of common
  shares outstanding:
      Basic                                           4,796              4,550
      Diluted                                         4,833              4,679



NOTE 3 -- RENTAL FURNITURE

     Rental furniture consists of the following:


                                                  May 31,           February 28,
                                                   1999                 1999
                                               -----------          ------------
                                               (Unaudited)

      Furniture on rental                       $ 42,931              $ 43,648
      Furniture on hand                           26,316                24,120
                                                ---------             ---------
                                                  69,247                67,768
      Accumulated depreciation                   (12,775)              (12,342)
                                                ---------             ---------
                                                $ 56,472              $ 55,426
                                                =========             =========


NOTE 4 -- EARNINGS PER SHARE

     For all periods presented, basic earnings per share was calculated by dividing net income applicable to common stock by the weighted average number of shares outstanding during the period.

     For all periods presented, diluted earnings per share was calculated by dividing net income applicable to common stock by the weighted average number of shares and dilutive potential common shares outstanding during the period. Potential common shares include outstanding stock options for all periods presented and contingently issuable shares in fiscal 1999.

     The following table presents the calculation of basic and diluted earnings per share for the periods indicated. (Shares in thousands)


                                                      Three months ended May 31,
                                                      --------------------------
                                                        1999            1998
                                                      ---------      -----------
                                                             (Unaudited)

Net income used to calculate basic and diluted
  earnings per share                                  $  1,188       $  1,075
                                                      ========       ========

Weighted average common shares used to calculate
  basic earnings per share                               4,796          4,550
                                                      ========       ========

Basic earnings per common share                       $   0.25       $   0.24
                                                      ========       ========

Shares used in the calculation of diluted
    earnings per share:
  Weighted average common shares                         4,796          4,550
  Dilutive effect of assumed exercise of options
    for the purchase of common shares                       37             57
  Dilutive effect of assumed issuance of
    contingently issuable shares                             -             72
                                                      --------       --------

Weighted average common shares used to calculate
    diluted earnings per share                           4,833          4,679
                                                      ========       ========

Diluted earnings per common share                     $   0.25       $   0.23
                                                      ========       ========

NOTE 5 -- DEBT

     Outstanding debt consists of:


                                                       May 31,      February 28,
                                                        1999             1999
                                                     -----------    ------------
                                                     (Unaudited)

The Fifth Third Bank, PNC Bank and
  Norwest Bank unsecured revolving note,
  average interest of 6.63%                            $ 35,565      $ 34,416

7.54% Senior Notes, unsecured, interest
  payable semi-annually on March 1 and
  September 1, due September 1, 2007                     30,000        30,000

6.25% mortgage note payable to The Fifth
  Third Bank, interest payable in monthly
  installments, due December 1, 2002                      1,434         1,445

6.0% note payable to seller of acquired
  business, payable in monthly installments,
  due December 31, 2000                                     475           550

6.0% note payable to seller of acquired
  business, payable in quarterly
  installments, due December 31, 2002                     1,381         1,463

5.0% note payable to seller of acquired
  business, payable in quarterly
  installments, due December 31, 2002                       475           500

5.0% note payable to seller of acquired
  business, payable in monthly
  installments, due February 29, 2000                       277             -

Capital lease obligations                                   443           526
                                                       --------      --------
                                                       $ 70,050      $ 68,900
                                                       ========      ========


     The funds required for the acquisitions were derived from borrowings under the Company's unsecured revolving Credit Agreement and through the issuance of a note payable.

     The Company's unsecured revolving line of credit provides credit facilities of up to $45 million. At May 31, 1999, the revolving Credit Agreement provided a total unused credit facility of approximately $9.4 million.

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


                                                    For the three months ended,
                                                    ---------------------------
                                                     May 31,            May 31,
                                                      1999               1998
                                                    --------           --------

Revenues:
  Corporate housing sales                             66.0%              51.3%
  Rental sales                                        25.1%              34.5%
  Retail sales                                         8.9%              14.2%
                                                    --------           --------
    Total revenues                                   100.0%             100.0%
Gross profit:
  Corporate housing sales                             30.8%              28.9%
  Rental sales                                        90.2%              91.4%
  Retail sales                                        43.7%              36.8%
                                                    --------            -------
  Gross profit before depreciation
    and disposals                                     46.9%              51.6%
  Furniture depreciation and disposals                (5.9%)             (6.3%)
                                                    --------            -------
    Combined gross profit                             41.0%              45.4%

Operating expenses                                    31.5%              35.7%
Amortization of intangible assets                      1.5%               1.3%
                                                    --------            -------
Operating income                                       8.0%               8.4%
Interest/other                                         3.1%               3.0%
                                                    --------            -------
Income before taxes                                    4.9%               5.4%
                                                    ========            =======

Impact of Corporate Housing Acquisitions

     Globe implemented an aggressive corporate housing acquisition strategy in fiscal 1997. Since that time, the Company has completed fifteen corporate housing acquisitions, including the March 1999 acquisition of Castleton of Tulsa. All acquisitions to date have been accounted for using the purchase method of accounting.

     Corporate housing companies' assets consist primarily of accounts receivable, customer deposits and some minor furniture and fixed asset balances. Consequently, the purchase price for these businesses is allocated largely to goodwill and other intangibles. Cost of goodwill and other intangibles related to the corporate housing acquisitions approximates $50.4 million and is being amortized on a straight-line basis over periods ranging from three to 35 years, with a weighted average life of approximately 24 years. Goodwill and intangibles amortization, which is a separate component of operating expenses, reduced operating profit by $0.6 million, or 1.5% of revenues, in the first quarter of fiscal 2000 and $0.4 million, or 1.3% of revenues, in the first quarter of fiscal 1999.

     The corporate housing business has a slightly lower operating margin than the furniture rental business, consisting of a lower gross profit margin offset somewhat by lower operating expenses. As a result, the Company's gross profit margin and operating expenses as a percentage of revenues have been declining since the Company entered the corporate housing business. Gross profit margin decreased to 41.0% in the first quarter of fiscal 2000 from 45.4% in the first quarter of fiscal 1999, resulting from corporate housing's increasing percentage of total revenues (66.0% in the first quarter of fiscal 2000 versus 51.3% in the comparable period of fiscal 1999). Gross profit margin on rental sales in the first quarter of fiscal 2000 was 90.2%, versus 30.8% for corporate housing. Comparable gross profit margins for the first quarter of fiscal 1999 were 91.4% and 28.9%, respectively. Because the Company is integrating its furniture rental and corporate housing operations, these gross profit percentages exclude furniture depreciation and disposals which can no longer be related to specific revenue categories. An additional result of this integration is that operating expenses and, therefore, operating margins for furniture rental and corporate housing cannot be specifically identified. Operating expenses, excluding amortization, decreased to 31.5% of revenues in the first quarter of fiscal 2000 from 35.7% in the first quarter of fiscal 1999, while the operating margin, excluding amortization, decreased to 9.5% of revenues in the first quarter of fiscal 2000 from 9.7% of revenues in the first quarter of fiscal 1999. The reduction in operating margin is primarily the result of the increasing mix of corporate housing revenues over the comparable periods. Including amortization expenses, the operating margin declined to 8.0% in the first quarter of fiscal 2000 from 8.4% in the first quarter of fiscal 1999.

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

     A major risk of Globe's increasing presence in the corporate housing business is the potential loss of furniture rental revenues from competing corporate housing companies that are also customers. To date, the majority of this business with unaffiliated customers has been retained, largely due to the Company's superior level of service. Additionally, the significance of this risk has lessened since Globe entered the corporate housing business. In the first quarter of fiscal 2000, unaffiliated corporate housing customers accounted for $1.8 million, or 4.5%, of Globe's revenues versus $2.4 million, or 7.4%, of Globe's revenues in the first quarter of fiscal 1999. During these same periods, furniture rental revenues from affiliated corporate housing providers, which are not included in reported revenues, were $1.7 million and $0.8 million, respectively.

     The Company is implementing a comprehensive corporate housing business information system. Implementation has been successfully completed in Nashville, the initial market, and Globe is currently evaluating various methods to accelerate Company-wide rollout. Should the previously planned schedule be accelerated, the Company may see increased administrative expenses over the remaining quarters of fiscal year 2000.

     Due to the significant impact of the corporate housing acquisitions on the Company's operations and financial results, certain aspects of the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

Comparison of First Quarter Fiscal 2000 to First Quarter Fiscal 1999

     Total revenues of $40.4 million increased $7.5 million, or 22.8%, in the first quarter of fiscal 2000, from $32.9 million in the first quarter of fiscal 1999, primarily due to acquisitions. Other factors affecting revenues are discussed in the following paragraphs.

     Corporate housing sales of $26.7 million in the first quarter of fiscal 2000 increased 58.1% from $16.9 million in the first quarter of fiscal 1999. This increase was primarily caused by acquisitions.

     Rental sales of $10.1 million in the first quarter of fiscal 2000 decreased 10.8% from $11.4 million in the first quarter of fiscal 1999 largely as a result of the elimination of intercompany revenues (furniture rented to Company-owned corporate housing operations). Excluding the impact of these eliminations, rental revenues decreased $0.3 million, or 2.7%, when compared with the prior year quarter, reflecting a general softness in the residential market. Management believes this softness represents a cyclical slowdown attributable to the fact that corporate housing has taken over a substantial portion of the furnished apartment distribution channel. As corporate housing has taken over more of the furnished apartment distribution channel, furniture rental volume growth from corporate housing customers has slowed. To date, the other customers in the furnished apartment distribution channel (property management companies and showroom trade) have not offset this slowdown.

     Retail sales of $3.6 million decreased $1.1 million, or 22.9%, in the first quarter of fiscal 2000 from $4.7 million in the first quarter of fiscal 1999, driven by a decrease of $0.7 million, or 30.0%, in clearance center revenues over the period. The decrease is primarily a result of the closure of a store in Michigan, timing of certain tent sales and softness in certain markets.

     Gross profit of $16.6 million in the first quarter of fiscal 2000 increased $1.7 million, or 11.0%, from $14.9 million in the first quarter of fiscal 1999 and declined as a percentage of revenues to 41.0% from 45.4% over the same period due to the higher mix of corporate housing revenues and the lower margins associated with these revenues. Gross profit percentage on corporate housing sales improved to 30.8% from 28.9% over the period, reflecting the Company's focus on occupancy and the gradual replacement of furniture rented from other vendors with Globe furniture. Gross profit percentage on rental sales decreased to 90.2% from 91.4% over the period due to an increase in housewares expenses. Gross profit percentage on retail sales increased to 43.7% from 36.8% over the period resulting from a higher percentage of new furniture sales versus the prior year period.

     Operating expenses of $12.7 million (excluding amortization) in the first quarter of fiscal 2000 increased 8.4% from $11.7 million in the first quarter of fiscal 1999 as a result of acquisitions. As a percentage of total revenues, these expenses declined to 31.5% from 35.7% over the same period due to corporate housing's lower operating expenses as a percent of revenues.

     As a result of the Company's continuing acquisition program, amortization of intangible assets increased $0.2 million, or 45.4%, to $0.6 million in the first quarter of fiscal 2000, from $0.4 million in the first quarter of fiscal 1999. As a percentage of revenues, amortization expense increased to 1.5% from 1.3% over the same period.

     As a result of the changes in revenues, gross profit, operating expenses and amortization discussed above, operating income increased 16.8% to $3.2 million, or 8.0% of revenues in the first quarter of fiscal 2000, from $2.8 million, or 8.4% of revenues in the first quarter of fiscal 1999.

     Interest/other expense increased $0.2 million to $1.2 million in the first quarter of fiscal 2000 from $1.0 million in the first quarter of fiscal 1999 and as a percentage of total revenues increased slightly to 3.1% from 3.0% over the same period. The increased expense for fiscal 2000 was due primarily to higher debt balances than in the comparable period of fiscal 1999. The debt increase was the result of funding required for acquisitions.

     Income before income taxes of $2.0 million in the first quarter of fiscal 2000 increased $0.2 million, or 12.3%, compared to the first quarter of fiscal 1999 and as a percentage of revenues decreased to 4.9% from 5.4% over the same period.

     The Company's effective tax rate, which includes federal, state and local taxes, increased to 40.0% in the first quarter of fiscal 2000 from 39.0% in the first quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a $45.0 million unsecured line of credit which may be used for acquisitions and general corporate purposes. At July 2, 1999, the unused line of credit was $8.5 million. The term of this line of credit will expire on September 30, 2000, requiring full payment of the then outstanding balance. The Company expects to have other financing arrangements in place prior to this date.

     Principal payments of $4.3 million are due annually beginning September 1, 2001 on the $30.0 million unsecured Senior Notes due September 1, 2007. These notes may be redeemed at a premium.

     The Company maintains a $1.5 million mortgage note which requires full payment of the then outstanding balance at the end of the initial term (December 1, 2002). Globe expects to renew the note for an additional five-year period at that date.

     From March 1, 1999 through July 2, 1999 Globe used approximately $0.5 million from its line of credit, issued approximately $0.3 million of notes payable and assumed approximately $0.1 million of certain liabilities in completing one acquisition and paying certain other consideration on fiscal 1998 and 1999 acquisitions. (See Note 2 to the consolidated financial statements for further discussion of these acquisitions.)

     Other than acquisitions, the Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $5.8 million in the first three months of fiscal 2000 and $5.2 million in the first three months of fiscal 1999. The higher level of purchases in the first quarter of fiscal 2000 versus the prior year period reflects the Company's efforts to ensure that existing and new customer needs can be met and to continue to replace furniture rented from other furniture rental vendors with Company-owned furniture in the Company's corporate housing operations. As the Company's growth strategies are implemented, furniture purchases are expected to increase.

     Capital expenditures were $1.1 million and $0.8 million in the first three months of fiscal 2000 and 1999, respectively. These expenditures were financed through cash provided by operations and utilization of the credit facilities. Expenditures for the first three months of both fiscal 2000 and fiscal 1999 were largely attributable to continued development of computer systems. Costs to further develop the computer systems, which are anticipated to be approximately $2.0 million, will be incurred in the next 9-12 months and are expected to be financed through cash generated by operations. Remaining capital expenditures are expected to be approximately $1.0 million and are also expected to be funded by cash generated by operations. Any temporary cash deficiencies resulting from timing of these expenditures will be funded via the line of credit.

     In the first three months of fiscal 2000 and 1999, net cash provided by operations was $6.7 million and $6.9 million, respectively, generating $0.2 million less cash than was necessary to fund investing activities (excluding acquisitions) in the first three months of fiscal 2000 and $0.9 million more cash than was necessary to fund investing activities (excluding acquisitions) in the first three months of fiscal 1999.

     Aside from acquisitions, furniture purchases, which have historically been seasonally weighted to the first half of the fiscal year, are the primary reason for use of the credit facilities. Any temporary cash deficiencies resulting from these purchases will be funded via the line of credit. The Company expects cash flow from operations plus the credit facilities to be sufficient to fund the Company's needs for the foreseeable future, except for significant acquisitions and any repurchases that may be made under the Company's stock repurchase program.


YEAR 2000

     The Company has developed a Year 2000 Remediation Plan and is currently evaluating the potential impact of the Year 2000 issue on both its information technology systems and its non-information technology systems. The initial phases of the plan consist of planning and assessment and involve developing complete inventories of all hardware and software containing potential date sensitivity, completing vendor and customer surveys and performing a series of controlled tests to determine compliance. The inventory phase has been completed. The planning/assessment and vendor/customer survey phases are approximately 80% complete. The vendor and customer surveys have been sent and Globe continues to receive responses on a regular basis. No issues have been identified to date. A Year 2000 consultant has been retained to review Globe's progress to date and assist in the final stages of testing and remediation. The controlled tests are currently being conducted and will be completed in July 1999. Preliminary results indicate that the Company's existing internal financial and operational software is Year 2000 compliant except for two corporate housing operations, and few, if any, desktop computers will need to be replaced. The current furniture rental inventory system and the corporate housing system now being implemented have been designed to be Year 2000 compliant. The corporate housing system will be implemented at the non-compliant operations during Globe's third quarter.

     Globe expects to have the initial phases of the remediation plan completed by July 30, 1999. Costs incurred to date and those anticipated to complete the initial phases are immaterial to the Company's results of operations.

     Based upon the results of the initial phases, Globe will finalize a remediation and contingency plan. This plan will address such concerns as the time required to replace equipment or software and contingency plans for unforeseen Year 2000 failures, including the identification of alternate vendors or financial institutions, as well as the financial resources necessary to reasonably ensure compliance by the Year 2000. It is expected that this plan will be completed by September 1999. Costs associated with this phase are not expected to exceed $0.1 million.

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

                                     ITEM 3
           Quantitative and Qualitative Disclosures About Market Risk

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


                                                                 Twelve Months Ended May 31,
                                     -----------------------------------------------------------------------------------
(Dollars in thousands)                  2000        2001          2002       2003        2004    Thereafter      Total
                                        ----        ----          ----       ----        ----    ----------      -----
Debt Characteristics:

Unsecured revolving note                           $35,565                                                      $35,565
Average interest rate                                 6.63%                                                        6.63%

Unsecured senior note                              $ 4,285      $4,286      $4,286       $4,286    $12,857      $30,000
Fixed interest rate                                   7.54%       7.54%       7.54%        7.54%      7.54%        7.54%

Mortgage note                          $   69      $    74      $   78      $   84       $   89    $ 1,040      $ 1,434
Fixed interest rate                      6.25%        6.25%       6.25%       6.25%        6.25%      6.25%        6.25%

Other debt issues                      $1,019      $   643      $  495      $  451                              $ 2,608
Average fixed interest rate              5.63%        5.83%       5.77%       5.67%                                5.71%



                                    PART II


                                     ITEM 1
                                Legal Proceedings
                                -----------------

                                      None


                                     ITEM 2
                              Changes in Securities
                              ---------------------

                                      None


                                     ITEM 3
                         Defaults Upon Senior Securities
                         -------------------------------

                                      None


                                     ITEM 4
               Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

                                      None


                                     ITEM 5
                                Other Information
                                -----------------

                                      None


                                     ITEM 6
         Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a)      Exhibits:


         27   Financial Data Schedule
         99   Safe Harbor Statement

(b)     Reports on Form 8-K filed during the first quarter of 2000: None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Globe Business Resources, Inc.



                                      By:  /s/ Sharon G. Kebe
                                          --------------------------------------
                                          Sharon G. Kebe
                                          Senior Vice President-Finance
                                                 and Treasurer
                                          (Principal Financial Officer)

Signed:  July 8, 1999