Form 10-Q
period 1999-08-31
GLOBE BUSINESS RESOURCES INC
filed 1999-10-13
CIK 1004571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For the quarterly period ended August 31, 1999       Commission File No. 0-27682

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




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of October 4, 1999, 4,794,958 shares of the Registrant's common stock, no par value, were outstanding.

                         GLOBE BUSINESS RESOURCES, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q




                                                                        Page No.
                                                                        --------

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet -
                  August 31, 1999 and February 28, 1999                     3

                  Consolidated Statement of Income -
                  Three and six months ended August 31, 1999 and 1998       4

                  Consolidated Statement of Cash Flows -
                  Six months ended August 31, 1999 and 1998                 5

                  Notes to Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             9

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                              16



Part II. Other Information

         Item 1.  Legal Proceedings                                        17

         Item 2.  Changes in Securities                                    17

         Item 3.  Defaults Upon Senior Securities                          17

         Item 4.  Submission of Matters to a Vote of Security Holders      17

         Item 5.  Other Information                                        17

         Item 6.  Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                      18

                         PART I - FINANCIAL INFORMATION

                         GLOBE BUSINESS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                      August 31,    February 28,
                                                        1999           1999
                                                     -------------   -----------
                                                     (Unaudited)

ASSETS:
Cash                                                  $   1,299       $   1,123
Trade accounts receivable, less
  allowance for doubtful accounts
  of $930 and $977, respectively                         11,408          11,982
Other receivables                                         1,313           1,418
Prepaid expenses                                          4,683           4,229
Rental furniture, net                                    56,771          55,426
Property and equipment, net                               9,041           8,469
Goodwill and other intangibles,
  less accumulated amortization
  of $4,505 and $3,262, respectively                     47,174          47,580
Note receivable from officer                                100             100
Other notes receivable                                    1,090             490
Other, net                                                  947             980
                                                      ---------       ---------
  Total assets                                        $ 133,826       $ 131,797
                                                      =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                      $   5,565       $   6,250
Customer deposits                                         2,310           2,072
Accrued compensation                                      1,722           2,628
Accrued taxes                                               119             304
Deferred income taxes                                     5,949           5,738
Accrued interest payable                                  1,786           1,541
Other accrued expenses                                    1,104           1,250
Debt                                                     69,727          68,900
                                                      ---------       ---------
  Total liabilities                                      88,282          88,683
                                                      ---------       ---------

Common stock and other shareholders'
equity:
  Common stock, no par, 15,000,000
    shares authorized, 4,794,958,
    and 4,794,489 shares outstanding                     23,992          24,018
  Retained earnings                                      25,636          23,180
  Fair market value in excess of
    historical cost of acquired net
    assets attributable to related
    party transactions                                   (4,084)         (4,084)
                                                      ---------       ---------

  Total common stock and
  other shareholders' equity                             45,544          43,114
                                                      ---------       ---------

  Total liabilities and
  shareholders' equity                                $ 133,826       $ 131,797
                                                      =========       =========



   The accompanying notes are an integral part of these financial statements

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)

                                       For the three         For the six
                                       months ended,         months ended,
                                   ----------------------  ---------------------
                                    August 31, August 31,  August 31, August 31,
                                       1999       1998        1999       1998
                                   ----------- ----------  ---------- ----------
                                         (Unaudited)          (Unaudited)

Revenues:
  Corporate housing sales           $28,535      $24,490      $55,188   $41,348
  Rental sales                       10,167       11,123       20,291    22,478
  Retail sales                        4,213        4,063        7,812     8,732
                                    -------      -------      -------   -------
                                     42,915       39,676       83,291    72,558
                                    -------      -------      -------   -------
Cost of revenues:
  Cost of corporate housing sales    19,624       16,684       38,060    28,666
  Cost of rental sales                  893          774        1,882     1,746
  Cost of retail sales                2,706        2,513        4,733     5,463
  Furniture depreciation
    and disposals                     2,343        2,333        4,711     4,392
                                    -------      -------      -------   -------
                                     25,566       22,304       49,386    40,267
                                    -------      -------      -------   -------

Gross profit                         17,349       17,372       33,905    32,291

Operating expenses:
  Warehouse and delivery              2,807        2,869        5,606     5,445
  Occupancy                           2,037        1,878        3,960     3,732
  Selling and advertising             2,646        2,953        5,281     5,587
  General and administration          5,833        5,251       11,191     9,921
  Amortization of intangible
   assets                               622          511        1,243       938
                                    -------      -------      -------   -------
                                     13,945       13,462       27,281    25,623
                                    -------      -------      -------   -------

Operating income                      3,404        3,910        6,624     6,668

Other expenses:
  Interest expense                    1,207        1,145        2,419     2,109
  Other, net                             30           35           59        66
                                    -------      -------      -------   -------
                                      1,237        1,180        2,478     2,175

Income before income taxes            2,167        2,730        4,146     4,493

Provision for income taxes              898        1,065        1,689     1,753
                                    -------      -------      -------   -------

Net income                          $ 1,269      $ 1,665      $ 2,457   $ 2,740
                                    =======      =======      =======   =======

Earnings per common share:
  Basic                             $  0.26      $  0.37      $  0.51   $  0.60
                                    =======      =======      =======   =======
  Diluted                           $  0.26      $  0.36      $  0.51   $  0.59
                                    =======      =======      =======   =======

Weighted average number of
  common shares outstanding:
     Basic                            4,797        4,556        4,797     4,553
     Diluted                          4,838        4,681        4,835     4,680



   The accompanying notes are an integral part of these financial statements

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)


                                                      For the six months ended,
                                                     ---------------------------
                                                      August 31,     August 31,
                                                         1999          1998
                                                     -----------    ------------
                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $2,457           $2,740
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Rental furniture depreciation                      4,092            3,924
    Other depreciation and amortization                2,621            1,963
    Provision for losses on
       accounts receivable                               384              324
    Provision for deferred income taxes                  211              (61)
    Loss (gain) on sale of
       property and equipment                              8               (6)
    Book value of furniture sales
       and rental buyouts                              6,019            6,874
    Changes in assets and liabilities:
      Accounts receivable                                293           (3,049)
      Notes receivable                                  (600)               -
      Other assets, net                                   37              (32)
      Prepaid expenses                                  (452)          (1,754)
      Accounts payable                                  (685)           3,012
      Customer deposits                                  228              345
      Accrued compensation                              (916)             333
      Accrued taxes                                     (185)             564
      Accrued interest payable                           245              454
      Other accrued expenses                            (194)             (55)
                                                     --------        ---------
    Net cash provided by operating activities         13,563           15,576
                                                     --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                        (11,456)         (12,897)
Purchases of property and equipment                   (1,774)          (1,354)
Purchases of businesses, net of cash acquired           (488)         (13,492)
Other investing activities                                 -                6
                                                     --------        ---------
    Net cash used in investing activities            (13,718)         (27,737)
                                                     --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreement         102,428           87,160
Repayments on the revolving credit agreement        (101,504)         (74,543)
Repayments of other debt                                (314)            (150)
Principal payments under capital
  lease obligations                                     (255)            (222)
Exercise of common stock options                          39                5
Purchase of treasury stock                               (63)               -
                                                     --------        ---------
    Net cash provided by financing activities            331           12,250
                                                     --------        ---------

Net increase in cash                                     176               89
Cash at beginning of period                            1,123              526
                                                     --------        ---------
Cash at end of period                                 $1,299            $ 615
                                                     ========        =========



    The accompanying notes are an integral part of these financial statements

                         GLOBE BUSINESS RESOURCES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data;
                  shares in whole numbers except where noted)


NOTE 1 -- PRESENTATION OF INTERIM INFORMATION

     In the opinion of the management of Globe Business Resources, Inc., the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly its financial position as of August 31, 1999, and the results of its operations for the three and six months ended August 31, 1999 and 1998 and its cash flows for the six months ended August 31, 1999 and 1998. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes in its Form 10-K for the fiscal year ended February 28, 1999.

     Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 -- ACQUISITIONS

     During the first six months of fiscal 2000, the Company completed the asset acquisition of Castleton of Tulsa, a privately owned corporate housing business, and paid certain other consideration on fiscal 1998 and 1999 acquisitions. These transactions were completed by payment of approximately $0.5 million in cash, issuance of $0.3 million of notes payable and the assumption of certain liabilities. In accordance with APB No. 16, these acquisitions were accounted for using the purchase method.

     The purchase price allocation for the acquired businesses is as follows:

                                                       (Unaudited)
                                                       -----------
          Cash, receivables and prepaids                  $   8
          Property and equipment                             10
          Other assets                                        4
          Goodwill and other intangibles                    837
                                                          -----
                                                            859
          Liabilities assumed                              (363)
                                                          -----
                                                          $ 496
                                                          =====

     Certain pro forma Globe consolidated income statement data are not presented due to the immaterial impact of Castleton of Tulsa on the previously reported operating results. Current year actual results reflect the acquisition for the entire reporting period.

NOTE 3 -- RENTAL FURNITURE

     Rental furniture consists of the following:


                                             August 31,     February 28,
                                               1999             1999
                                             ----------     ------------
                                             (Unaudited)

          Furniture on rental                $ 44,479          $ 43,648
          Furniture on hand                    25,427            24,120
                                             --------          --------
                                               69,906            67,768
          Accumulated depreciation            (13,135)          (12,342)
                                             --------          --------
                                             $ 56,771          $ 55,426
                                             ========          ========

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

     The following table presents the calculation of basic and diluted earnings per share for the periods indicated. (Shares in thousands)

                                            For the three      For the six
                                            months ended,      months ended,
                                          ------------------  ------------------
                                           August    August    August   August
                                          31, 1999  31, 1998  31, 1999  31, 1998
                                          --------  --------  --------  --------
                                               (Unaudited)      (Unaudited)

Net income used to calculate
  basic and diluted
  earnings per share                       $1,269    $1,665    $2,457    $2,740
                                           ======    ======    ======    ======

Weighted average common shares
  used to calculate
  basic earnings per share                  4,797     4,556     4,797     4,553
                                           ======    ======    ======    ======

Basic earnings per common share            $ 0.26    $ 0.37    $ 0.51    $ 0.60
                                           ======    ======    ======    ======


Shares used in the calculation
    of diluted earnings per share:
  Weighted average common shares            4,797     4,556     4,797     4,553
  Dilutive effect of assumed exercise
    of options for the purchase of
    common shares                              41        53        38        55
  Dilutive effect of assumed issuance
    of contingently issuable shares          --          72      --          72
                                           ------    ------    ------    ------
Weighted average common shares used to
    calculate diluted earnings per share    4,838     4,681     4,835     4,680
                                           ======    ======    ======    ======

Diluted earnings per common share          $ 0.26    $ 0.36    $ 0.51    $ 0.59
                                           ======    ======    ======    ======

NOTE 5 -- DEBT

     Outstanding debt consists of:

                                                     August 31,     February 28,
                                                       1999            1999
                                                    ------------    ------------
                                                    (Unaudited)

The Fifth Third Bank, PNC Bank and
  Norwest Bank unsecured revolving note,
  average interest of 6.66%                           $  35,340        $ 34,416

7.54% Senior Notes, unsecured, interest
  payable semi-annually on March 1 and
  September 1, due September 1, 2007                     30,000          30,000

6.25% mortgage note payable to The Fifth
  Third Bank, interest payable in monthly
  installments, due December 1, 2002                      1,417           1,445

6.0% note payable to seller of acquired
  business, payable in monthly installments,
  due December 31, 2000                                     400             550

6.0% note payable to seller of acquired
  business, payable in quarterly
  installments, due December 31, 2002                     1,298           1,463

5.0% note payable to seller of acquired
  business, payable in quarterly
  installments, due December 31, 2002                       450             500

5.0% note payable to seller of acquired
  business, payable in monthly
  installments, due February 29, 2000                       253               -

Capital lease obligations                                   569             526
                                                    ------------      ----------
                                                      $  69,727        $ 68,900
                                                    ============      ==========

     The funds required for the acquisition related payments were derived from borrowings under the Company's unsecured revolving Credit Agreement and through the issuance of a note payable.

     The Company's unsecured revolving line of credit provides credit facilities of up to $45 million. At August 31, 1999, the revolving Credit Agreement provided a total unused credit facility of approximately $9.7 million.

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

     The   discussions   contained  in  this  Item  2  include   forward-looking
information which is subject to risks and qualifications including, but not limited to, those set forth in Exhibit 99.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain gross profit data as a percentage of respective corporate housing, rental and retail sales revenues.

                                      For the three             For the six
                                      months ended,            months ended,
                                    ------------------       ------------------
                                     August    August         August    August
                                    31, 1999  31, 1998       31, 1999  31, 1998
                                    --------  --------       --------  --------
Revenues:
  Corporate housing sales              66.5%     61.7%          66.3%     57.0%
  Rental sales                         23.7%     28.0%          24.4%     31.0%
  Retail sales                          9.8%     10.2%           9.4%     12.0%
                                    --------  --------       --------  --------
    Total revenues                    100.0%    100.0%         100.0%    100.0%
Gross profit:
  Corporate housing sales              31.2%     31.9%          31.0%     30.7%
  Rental sales                         91.2%     93.0%          90.7%     92.2%
  Retail sales                         35.8%     38.1%          39.4%     37.4%
                                    --------  --------       --------  --------
  Gross profit before
    depreciation and disposals         45.9%     49.7%          46.4%     50.6%
  Furniture depreciation and
    disposals                          (5.5%)    (5.9%)         (5.7%)    (6.1%)
                                    --------  --------       --------  --------
    Combined gross profit              40.4%     43.8%          40.7%     44.5%

Operating expenses                     31.0%     32.6%          31.3%     34.0%
Amortization of intangible assets       1.4%      1.3%           1.5%      1.3%
                                    --------  --------       --------  --------
Operating income                        7.9%      9.9%           8.0%      9.2%
Interest/other                          2.9%      3.0%           3.0%      3.0%
                                    --------  --------       --------  --------
Income before taxes                     5.0%      6.9%           5.0%      6.2%
                                    ========  ========       ========  ========

     Fiscal 2000 second quarter and first half results were impacted by certain nonrecurring expenses related primarily to the consolidation of real estate and clearance center inventories in Globe Furniture Rentals western markets. The following table presents selected income statement data in dollars and as a percentage of total revenues after adjustment to exclude these nonrecurring expenses.


                        For the three months ended,    For the six months ended,
                        ---------------------------   -------------------------
                        August 31,      August 31,     August 31,     August 31,
                           1999           1998            1999          1998
                        ----------      -----------    ----------     ----------

Operating expenses       $12,883         $12,951         $25,348       $24,685
                           30.0%           32.6%           30.4%         34.0%
Operating income         $ 3,844         $ 3,910         $ 7,314       $ 6,668
                            9.0%            9.9%            8.8%          9.2%
Income before taxes      $ 2,607         $ 2,730         $ 4,836       $ 4,493
                            6.1%            6.9%            5.8%          6.2%

Impact of Corporate Housing Acquisitions

     Globe implemented an aggressive corporate housing acquisition strategy in fiscal 1997. Since that time, the Company has completed fifteen corporate housing acquisitions, including the March 1999 acquisition of Castleton of Tulsa. All acquisitions to date have been accounted for using the purchase method of accounting.

     Corporate housing companies' assets consist primarily of accounts receivable, customer deposits and some minor furniture and fixed asset balances. Consequently, the purchase price for these businesses is allocated largely to goodwill and other intangibles. Cost of goodwill and other intangibles related to the corporate housing acquisitions approximates $50.4 million and is being amortized on a straight-line basis over periods ranging from three to 35 years, with a weighted average life of approximately 24 years. Goodwill and intangibles amortization, which is a separate component of operating expenses, reduced operating profit by $1.2 million, or 1.5% of revenues, in the first six months of fiscal 2000 and $0.9 million, or 1.3% of revenues, in the first six months of fiscal 1999.

     The corporate housing business has a slightly lower operating margin than the furniture rental business, consisting of a lower gross profit margin offset somewhat by lower operating expenses as a percentage of revenues. As a result, the Company's gross profit margin and operating expenses as a percentage of revenues have been declining since the Company entered the corporate housing business. Gross profit margin decreased to 40.7% in the first six months of fiscal 2000 from 44.5% in the first six months of fiscal 1999, resulting from corporate housing's increasing percentage of total revenues (66.3% in the first six months of fiscal 2000 versus 57.0% in the comparable period of fiscal 1999). Gross profit margin on rental sales in the first six months of fiscal 2000 was 90.7%, versus 31.0% for corporate housing. Comparable gross profit margins for the first six months of fiscal 1999 were 92.2% and 30.7%, respectively. Because the Company is integrating its furniture rental and corporate housing operations, these gross profit percentages exclude furniture depreciation and disposals which can no longer be related to specific revenue categories. An additional result of this integration is that operating expenses and, therefore, operating margins for furniture rental and corporate housing cannot be specifically identified. Operating expenses, excluding amortization, decreased to 31.3% of revenues in the first six months of fiscal 2000 from 34.0% of revenues in the first six months of fiscal 1999, while the operating margin, excluding amortization, decreased to 9.4% of revenues in the first six months of fiscal 2000 from 10.5% of revenues in the first six months of fiscal 1999. The reduction in operating margin is primarily the result of the increasing mix of corporate housing revenues over the comparable periods and a soft sales environment. Including amortization expenses, the operating margin declined to 8.0% in the first six months of fiscal 2000 from 9.2% in the first six months of fiscal 1999.

     Globe plans to continue its consolidation of corporate housing through additional acquisitions, thereby capitalizing on the desire of many corporations to have a corporate housing company that can meet their needs nationally. With the acquisitions to date, Globe has expanded its presence into 29 markets and is the market leader in ten of these markets, with annualized corporate housing revenues exceeding $100 million. Globe is vying with two other corporate housing companies for the number two position in the industry based on revenues.

     A major risk of Globe's increasing presence in the corporate housing business is the potential loss of furniture rental revenues from competing corporate housing companies that are also customers. To date, the majority of this business with unaffiliated customers has been retained, largely due to the Company's superior level of service. Additionally, the significance of this risk has lessened since Globe entered the corporate housing business. In the first six months of fiscal 2000, unaffiliated corporate housing customers accounted for $3.7 million, or 4.4%, of Globe's revenues versus $4.3 million, or 6.0%, of Globe's revenues in the first six months of fiscal 1999. During these same periods, furniture rental revenues from affiliated corporate housing providers, which are not included in reported revenues, were $3.6 million and $2.2 million, respectively.

     The Company is implementing a comprehensive corporate housing business information system which provides the tools for supporting Company-wide standardization, as well as enhancing apartment unit inventory management and allowing operational efficiencies. Additionally, the system will facilitate the national sales effort and provide a common platform as the Company begins to implement its business-to-business e-commerce efforts in the second half of fiscal 2000. Implementation of the corporate housing business information system has been successfully completed in several markets and Globe has retained the services of an outside consulting firm to expedite the Company-wide rollout.
Nonrecurring expenses consisting of consulting fees of approximately $0.6 million are expected to be incurred and recorded in administrative expenses during fiscal year 2000. In excess of $0.5 million of these costs will be incurred in the third and fourth quarters.

     Due to the significant impact of the corporate housing acquisitions on the Company's operations and financial results, certain aspects of the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

Comparison of Second Quarter Fiscal 2000 to Second Quarter Fiscal 1999

     Total revenues of $42.9 million increased $3.2 million, or 8.2%, in the second quarter of fiscal 2000, from $39.7 million in the second quarter of fiscal 1999, primarily due to acquisitions.

     Corporate housing sales of $28.5 million in the second quarter of fiscal 2000 increased 16.5% from $24.5 million in the second quarter of fiscal 1999. This increase was primarily caused by acquisitions.

     Rental sales of $10.2 million in the second quarter of fiscal 2000 decreased 8.6% from $11.1 million in the second quarter of fiscal 1999 largely as a result of the elimination of intercompany revenues (furniture rented to Company-owned corporate housing operations). Excluding the impact of these eliminations, rental revenues decreased $0.5 million, or 3.8%, when compared with the prior year quarter, reflecting a general softness in the residential market and a loss of business from some competing corporate housing customers. Management believes this softness represents a cyclical slowdown attributable to the fact that corporate housing has taken over a substantial portion of the furnished apartment distribution channel. As corporate housing has taken over more of the furnished apartment distribution channel, furniture rental volume growth from corporate housing customers has slowed. To date, the other customers in the furnished apartment distribution channel (property management companies and showroom trade) have not offset this slowdown.

     Retail sales of $4.2 million increased $0.1 million, or 3.7%, in the second quarter of fiscal 2000 from $4.1 million in the second quarter of fiscal 1999, driven by the growth of new office furniture sales.

     Gross profit of $17.3 million in the second quarter of fiscal 2000 decreased $0.1 million, or 0.1%, from $17.4 million in the second quarter of fiscal 1999 and declined as a percentage of revenues to 40.4% from 43.8% over the same period due to the higher mix of corporate housing revenues and the lower margins associated with these revenues. Gross profit percentage on corporate housing sales dropped slightly to 31.2% from 31.9% over the period. Gross profit percentage on rental sales decreased to 91.2% from 93.0% over the period primarily due to an increase in housewares expenses. Gross profit percentage on retail sales decreased to 35.8% from 38.1% over the period resulting from lower margins on clearance center revenues.

     Operating expenses of $13.3 million (excluding amortization) in the second quarter of fiscal 2000 increased 2.9% from $13.0 million in the second quarter of fiscal 1999 as a result of acquisitions and approximately $0.4 million of nonrecurring expenses associated primarily with the consolidation of real estate and clearance center inventories in the western markets. As a percentage of total revenues, operating expenses declined to 31.0% from 32.6% over the same period due to corporate housing's lower operating expenses as a percentage of revenues. Excluding the nonrecurring expenses, operating expenses decreased to 30.0% of revenues from 32.6% of revenues during the period. Additional nonrecurring expenses, estimated at approximately $0.7 million, are expected to be incurred during the second half of fiscal year 2000 primarily due to the accelerated rollout of the Company's corporate housing system.

     As a result of the Company's continuing acquisition program, amortization of intangible assets increased $0.1 million, or 21.7%, to $0.6 million in the second quarter of fiscal 2000, from $0.5 million in the second quarter of fiscal 1999. As a percentage of revenues, amortization expense increased to 1.4% from 1.3% over the same period.

     As a result of the changes in revenues, gross profit, operating expenses and amortization discussed above, operating income decreased 12.9% to $3.4 million, or 7.9% of revenues in the second quarter of fiscal 2000, from $3.9 million, or 9.9% of revenues in the second quarter of fiscal 1999. Excluding nonrecurring expenses, operating income decreased to 9.0% of revenues during the quarter from 9.9% of revenues in the prior year quarter.

     Interest/other expense remained flat at $1.2 million in the second quarter of fiscal 2000 versus the second quarter of fiscal 1999 and as a percentage of total revenues decreased slightly to 2.9% from 3.0% over the same period. Interest expense was comparable during the periods despite an increased debt balance due to the effects of lower interest rates in the current year period. The debt increase was the result of funding required for acquisitions.

     Income before income taxes of $2.2 million in the second quarter of fiscal 2000 decreased $0.5 million, or 20.6%, compared to the second quarter of fiscal 1999 and as a percentage of revenues decreased to 5.0% from 6.9% over the same period. Excluding nonrecurring expenses, income before taxes as a percentage of revenues decreased to 6.1% from 6.9% during the comparable quarters of fiscal 2000 and fiscal 1999.

     The Company's effective tax rate, which includes federal, state and local taxes, increased to 41.4% in the second quarter of fiscal 2000 from 39.0% in the second quarter of fiscal 1999. This increase in tax rate is largely attributable to Globe's expansion into states with higher tax rates than those included in the prior year quarter.

Comparison of Six Months Ended August 31, 1999
to Six Months Ended August 31, 1998

     Total revenues of $83.3 million increased $10.7 million, or 14.8%, in the first six months of fiscal 2000, from $72.6 million in the first six months of fiscal 1999, primarily due to acquisitions.

     Corporate housing sales of $55.2 million in the first six months of fiscal 2000 increased 33.5% from $41.3 million in the first six months of fiscal 1999. This increase was primarily caused by acquisitions.

     Rental sales of $20.3 million in the first six months of fiscal 2000 decreased 9.7% from $22.5 million in the first six months of fiscal 1999 primarily due to the elimination of intercompany revenues. Excluding the impact of these eliminations, rental revenues decreased 3.2%, reflecting a general softness in the residential market and a loss of business from some competing corporate housing customers. Management believes the slowdown is cyclical in nature and is attributable to the fact that corporate housing has taken over a substantial portion of the furnished apartment distribution channel.

     Retail sales of $7.8 million decreased $0.9 million, or 10.5% in the first six months of fiscal 2000 from $8.7 million in the first six months of fiscal 1999, resulting from a decrease of $0.9 million, or 22.9%, in clearance center revenues over the period. The decrease is primarily the result of closure of a store in Michigan and a decrease in revenues in the Company's western markets resulting from the decision to consolidate clearance centers.

     Gross profit of $33.9 million in the first six months of fiscal 2000 increased $1.6 million, or 5.0%, from $32.3 million in the first six months of fiscal 1999 and declined as a percentage of revenues to 40.7% from 44.5% over the same period due to the higher mix of corporate housing revenues and the lower margins associated with these revenues. Gross profit percentage on corporate housing and retail sales revenues improved versus the comparable prior year period, while gross profit percentage on rental sales decreased to 90.7% from 92.2%. The decrease in rental gross profit percentage was largely attributable to higher housewares expenses.

     Operating expenses of $26.0 million (excluding amortization) in the first six months of fiscal 2000 increased 5.5% from $24.7 million in the first six months of fiscal 1999 as a result of acquisitions and approximately $0.7 million of nonrecurring expenses associated primarily with the consolidation of real estate and clearance center inventories in the western markets. As a percentage of total revenues, these expenses declined to 31.3% from 34.0% over the same period due to corporate housing's lower operating expenses as a percentage of revenues. Excluding the nonrecurring charges, operating expenses decreased to 30.4% of revenues during the first six months of fiscal 2000 from 34.0% of revenues in the first six months of fiscal 1999. Additional nonrecurring expenses, estimated at approximately $0.7 million, are expected to be incurred during the second half of fiscal year 2000 primarily due to the accelerated rollout of the corporate housing system.

     As a result of Globe's continuing acquisition program, amortization of intangible assets increased $0.3 million, or 32.5%, to $1.2 million in the first six months of fiscal 2000, from $0.9 million in the first six months of fiscal 1999. As a percentage of revenues, amortization expenses increased to 1.5% from 1.3% over the same period.

     As a result of the changes in revenues, gross profit, operating expenses and amortization discussed above, operating income decreased 0.7% to $6.6 million, or 8.0% of revenues in the first six months of fiscal 2000, from $6.7 million, or 9.2% of revenues in the first six months of fiscal 1999. Excluding nonrecurring charges, operating income decreased to 8.8% of revenues from 9.2% over the period.

     Interest/other expense increased $0.3 million to $2.5 million in the first six months of fiscal 2000 from $2.2 million in the first six months of fiscal 1999 and remained flat at 3.0% of total revenues. The increased expense for fiscal 2000 was due primarily to higher debt balances than in the comparable period of fiscal 1999. The debt increase was the result of funding required for acquisitions.

     Income before income taxes of $4.1 million in the first six months of fiscal 2000 decreased $0.3 million, or 7.7%, compared to the first six months of fiscal 1999 and as a percentage of revenues decreased to 5.0% from 6.2% over the same period. Excluding nonrecurring charges, income before taxes decreased to 5.8% of revenues from 6.2% of revenues during the period.

     The Company's effective tax rate, which includes federal, state and local taxes, increased to 40.7% in the first six months of fiscal 2000 from 39.0% in the first six months of fiscal 1999. This increase in tax rate is largely attributable to Globe's expansion into states with higher tax rates than those included in the prior six month period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a $45.0 million unsecured line of credit which may be used for acquisitions and general corporate purposes. At October 4, 1999, the unused line of credit was $9.2 million. The term of this line of credit will expire on September 30, 2000, requiring full payment of the then outstanding balance. The Company expects to have other financing arrangements in place prior to this date.

     Principal payments of $4.3 million are due annually beginning September 1, 2001 on the $30.0 million unsecured Senior Notes due September 1, 2007. These notes may be redeemed at a premium.

     The Company maintains a $1.4 million mortgage note which requires full payment of the then outstanding balance at the end of the initial term (December 1, 2002). Globe expects to renew the note for an additional five-year period at that date.

     From March 1, 1999 through October 4, 1999 Globe used approximately $0.5 million from its line of credit, issued approximately $0.3 million of notes payable and assumed approximately $0.1 million of certain liabilities in completing one acquisition and paying certain other consideration on fiscal 1998 and 1999 acquisitions. (See Note 2 to the consolidated financial statements for further discussion of these acquisitions.)

     Other than acquisitions, the Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $11.5 million in the first six months of fiscal 2000 and $12.9 million in the first six months of fiscal 1999. The lower level of purchases in the first half of fiscal 2000 versus the prior year period reflects the lower level of rental sales revenues. As the Company's growth strategies are implemented, furniture purchases may increase.

     Capital expenditures were $1.8 million and $1.4 million in the first six months of fiscal 2000 and 1999, respectively. These expenditures were financed through cash provided by operations and utilization of the credit facilities. Expenditures for the first six months of both fiscal 2000 and fiscal 1999 were largely attributable to continued development of computer systems. Costs to further develop the computer systems, which are anticipated to be approximately $1.5 million, will be incurred in the next 6-18 months and are expected to be financed through cash generated by operations. Remaining capital expenditures are expected to be approximately $1.0 million and are also expected to be funded by cash generated by operations. Any temporary cash deficiencies resulting from timing of these expenditures will be funded via the line of credit.

     In the first six months of fiscal 2000 and 1999, net cash provided by operations was $13.6 million and $15.6 million, respectively, generating $0.3 million more cash than was necessary to fund investing activities (excluding acquisitions) in the first six months of fiscal 2000 and $1.3 million more cash than was necessary to fund investing activities (excluding acquisitions) in the first six months of fiscal 1999.

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


YEAR 2000

     The Company has developed a Year 2000 Remediation Plan and is currently evaluating the potential impact of the Year 2000 issue on both its information technology systems and its non-information technology systems. The initial phases of the plan consisted of planning and assessment and involved developing complete inventories of all hardware and software containing potential date sensitivity, completing vendor and customer surveys and performing a series of controlled tests to determine compliance. These phases of the plan have been successfully completed. No issues have been identified to date. A Year 2000 consultant has been retained to review Globe's progress to date and assist in the final stages of testing and remediation. Costs associated with the Company's Year 2000 project are not expected to exceed $0.1 million.

     All mission critical aspects of the Company's existing internal financial and operational systems have been tested and remediated. Testing on internal reporting programs will continue through the month of October 1999. A small number of desktop computers needing remediation have been identified and will be addressed by mid-November 1999. The new corporate housing system, which is fully compliant, is currently being implemented in locations where the existing software is non-compliant. This implementation will be completed during Globe's third quarter.

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


                                                                Twelve Months Ended August 31,
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                2000         2001        2002        2003         2004      Thereafter      Total
                                     -------     --------     -------     -------      -------    ----------     ----------
Debt Characteristics:

Unsecured revolving note                           $35,340                                                         $35,340
Average interest rate                                 6.66%                                                           6.66%

Unsecured senior note                              $ 4,285      $4,286      $4,286       $4,286      $12,857       $30,000
Fixed interest rate                                   7.54%       7.54%       7.54%        7.54%        7.54%         7.54%


Mortgage note                            $ 70         $ 75        $ 80        $ 85         $ 90      $ 1,017       $ 1,417
Fixed interest rate                      6.25%        6.25%       6.25%       6.25%        6.25%        6.25%         6.25%

Other debt issues                      $1,001        $ 575        $502        $323                                 $ 2,401
Average fixed interest rate              5.64%        5.81%       5.77%       5.63%                                   5.71%



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

                                      None


                                     ITEM 3
                         Defaults Upon Senior Securities

                                      None


                                     ITEM 4
               Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on July 20, 1999. Each of the following matters was voted upon and approved by the Company's shareholders as indicated below:


1.   Elected the following directors:
     a.       David D. Hoguet,         4,528,643 votes for,      96,444 withheld
     b.       Blair D. Neller,         4,528,643 votes for,      96,444 withheld
     c.       Alvin Z. Meisel,         4,526,643 votes for,      98,444 withheld
     d.       William R. Griffin,      4,528,943 votes for,      96,144 withheld
     e.       Thomas C. Parise,        4,528,443 votes for,      96,644 withheld


2. Adopted the Amendment to the Globe 1998 Stock Option and Incentive Plan, 4,274,048 votes for, 175,239 votes against, 175,800 abstentions.

3. Ratified the appointment of PricewaterhouseCoopers LLP as independent public accountants for fiscal 2000, 4,566,736 votes for, 55,844 votes against, 2,507 abstentions.

                                     ITEM 5
                                Other Information

     The Company announced on September 13, 1999 that it has hired the investment banking firm of Friedman, Billings, Ramsey and Co., Inc. to assist it in completing a review of strategic alternatives to maximize shareholder value. The alternatives under review include the possible sale of business segments, an expansion of the Company's previously authorized share repurchase program, a possible merger or sale of the corporation or taking the company private.

                                     ITEM 6
         Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Exhibits:


         27   Financial Data Schedule

         99   Safe Harbor Statement

(b)      Reports on Form 8-K filed during the second quarter of 2000: None.



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

Signed:  October 12, 1999