Form 10-Q
period 1999-11-30
GLOBE BUSINESS RESOURCES INC
filed 2000-01-14
CIK 1004571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For the quarterly period ended                       Commission File No. 0-27682
November 30, 1999


                         Globe Business Resources, Inc.



Incorporated under the                               IRS Employer Identification
  laws of Ohio                                             No. 31-1256641



                               11260 Chester Road
                                    Suite 400
                              Cincinnati, OH 45246
                              Phone: (513) 771-8287





     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     As of January 7, 2000, 4,803,198 shares of the Registrant's common stock, no par value, were outstanding.

                         GLOBE BUSINESS RESOURCES, INC.
                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q




                                                                        Page No.
                                                                        --------

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheet -

                  November 30, 1999 and February 28, 1999                  3

                  Consolidated Statement of Income -
                  Three and nine months ended November 30, 1999 and 1998   4

                  Consolidated Statement of Cash Flows -
                  Nine months ended November 30, 1999 and 1998             5

                  Notes to Consolidated Financial Statements               6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            9

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk                                             16



Part II. Other Information

         Item 1.  Legal Proceedings                                       17

         Item 2.  Changes in Securities                                   17

         Item 3.  Defaults Upon Senior Securities                         17

         Item 4.  Submission of Matters to a Vote of Security Holders     17

         Item 5.  Other Information                                       17

         Item 6.  Exhibits, Financial Statement Schedules and
                  Reports on Form 8-K                                     18

                         PART I - FINANCIAL INFORMATION

                         GLOBE BUSINESS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)



                                                    November 30,   February 28,
                                                        1999           1999
                                                  ---------------  ------------
                                                    (Unaudited)

ASSETS:
Cash                                                $   2,390    $   1,123
Trade accounts receivable, less
  allowance for doubtful accounts
  of $1,126 and $977, respectively                     14,209       11,982
Other receivables                                       1,099        1,418
Prepaid expenses                                        4,495        4,229
Rental furniture, net                                  54,695       55,426
Property and equipment, net                             8,720        8,469
Goodwill and other intangibles,
  less accumulated amortization of
  $5,128 and $3,262, respectively                      47,081       47,580
Note receivable from officer                              100          100
Other notes receivable                                  1,054          490
Other, net                                                928          980
                                                    ---------    ---------
  Total assets                                      $ 134,771    $ 131,797
                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                    $   5,149    $   6,250
Customer deposits                                       3,638        2,072
Accrued compensation                                    2,182        2,628
Accrued taxes                                             398          304
Deferred income taxes                                   5,877        5,738
Accrued interest payable                                1,021        1,541
Other accrued expenses                                  1,078        1,250
Debt                                                   69,441       68,900
                                                    ---------    ---------
  Total liabilities                                    88,784       88,683
                                                    ---------    ---------

Common stock and other shareholders' equity:
  Common stock, no par, 15,000,000 shares
    authorized, 4,803,198, and 4,794,489
    shares outstanding                                 24,058       24,018
  Retained earnings                                    26,013       23,180
  Fair market value in excess of historical
    cost of acquired net assets attributable
    to related party transactions                      (4,084)      (4,084)
                                                    ---------    ---------

  Total common stock and other
   shareholders' equity                                45,987       43,114
                                                    ---------    ---------

  Total liabilities and shareholders' equity        $ 134,771    $ 131,797
                                                    =========    =========


                   The accompanying notes are an integral part
                         of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)



                                             For the three months       For the nine months
                                                    ended,                     ended
                                           -------------------------  -------------------------
                                           November 30, November 30,  November 30, November 30,
                                           ------------  -----------  ------------ ------------
                                                   (Unaudited)            (Unaudited)
Revenues:
     Corporate housing sales                $  25,577    $  23,033    $  80,765    $  64,381
     Rental sales                               9,577       10,741       29,868       33,219
     Retail sales                               4,154        4,434       11,966       13,166
                                            ---------    ---------    ---------    ---------
                                               39,308       38,208      122,599      110,766
                                            ---------    ---------    ---------    ---------
Cost of revenues:
     Cost of corporate housing sales           17,954       16,652       56,014       45,318
     Cost of rental sales                       1,058          841        2,940        2,587
     Cost of retail sales                       2,935        2,681        7,668        8,144
     Furniture depreciation and disposals       2,741        2,070        7,452        6,462
                                            ---------    ---------    ---------    ---------
                                               24,688       22,244       74,074       62,511
                                            ---------    ---------    ---------    ---------

Gross profit                                   14,620       15,964       48,525       48,255

Operating expenses:
     Warehouse and delivery                     2,759        2,544        8,365        7,989
     Occupancy                                  1,685        1,835        5,645        5,567
     Selling and advertising                    2,450        2,740        7,731        8,327
     General and administration                 5,330        4,947       16,521       14,868
     Amortization of intangible assets            623          510        1,866        1,448
                                            ---------    ---------    ---------    ---------
                                               12,847       12,576       40,128       38,199
                                            ---------    ---------    ---------    ---------

Operating income                                1,773        3,388        8,397       10,056

Other expenses:
     Interest expense                           1,215        1,145        3,634        3,254
     Other, net                                   (75)        (118)         (16)         (52)
                                            ---------    ---------    ---------    ---------
                                                1,140        1,027        3,618        3,202

Income before income taxes                        633        2,361        4,779        6,854

Provision for income taxes                        261          921        1,950        2,674
                                            ---------    ---------    ---------    ---------

Net income                                  $     372    $   1,440    $   2,829    $   4,180
                                            =========    =========    =========    =========

Earnings per common share:
     Basic                                     $ 0.08       $ 0.32       $ 0.59       $ 0.92
                                            =========   ===========   =========    =========
     Diluted                                   $ 0.08       $ 0.31       $ 0.58       $ 0.90
                                            =========   ===========   =========    =========

Weighted average number of
common shares outstanding:
     Basic                                      4,798        4,532        4,797        4,546
     Diluted                                    4,838        4,648        4,836        4,670


              The accompanying notes are an integral part of these
                             financial statements.

                         GLOBE BUSINESS RESOURCES, INC
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)



                                                     For the nine months ended,
                                                     ---------------------------
                                                     November 30,   November 30,
                                                          1999          1998
                                                     ------------   ------------
                                                             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $   2,829    $   4,180
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Rental furniture depreciation                          5,974        5,839
    Other depreciation and amortization                    3,921        2,992
    Provision for losses on accounts receivable              606          511
    Provision for deferred income taxes                      139          669
    Loss (gain) on sale of property and equipment             21           (8)
    Book value of furniture sales and rental buyouts      10,371       10,394
    Changes in assets and liabilities:
      Accounts receivable                                 (2,516)      (4,565)
      Notes receivable                                      (564)          --
      Other assets, net                                       56          195
      Prepaid expenses                                      (264)      (1,618)
      Accounts payable                                    (1,101)       2,404
      Customer deposits                                    1,556         (161)
      Accrued compensation                                  (461)       1,065
      Accrued taxes                                           94           37
      Accrued interest payable                              (520)         (16)
      Other accrued expenses                                (220)        (310)
                                                       ---------    ---------
        Net cash provided by operating activities         19,921       21,608
                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                            (15,614)     (17,493)
Purchases of property and equipment                       (2,143)      (1,992)
Purchases of businesses, net of cash acquired             (1,018)     (13,551)
Other investing activities                                  --              8
                                                       ---------    ---------
        Net cash used in investing activities            (18,775)     (33,028)
                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreement             141,224      126,708
Repayments on the revolving credit agreement            (140,234)    (114,015)
Repayments of other debt                                    (559)        (393)
Principal payments under capital lease obligations          (364)        (264)
Exercise of common stock options                             117            5
Purchase of treasury stock                                   (63)        (653)
                                                       ---------    ---------
        Net cash provided by financing activities            121       11,388
                                                       ---------    ---------
Net increase (decrease) in cash                            1,267          (32)
Cash at beginning of period                                1,123          526
                                                       ---------    ---------
Cash at end of period                                  $   2,390    $     494
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


NOTE 1 -- PRESENTATION OF INTERIM INFORMATION

     In the opinion of the management of Globe Business Resources, Inc., the accompanying unaudited consolidated financial statements include all adjustments considered necessary to present fairly its financial position as of November 30, 1999, and the results of its operations for the three and nine months ended November 30, 1999 and 1998 and its cash flows for the nine months ended November 30, 1999 and 1998. All adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year.

     The consolidated financial statements and notes are presented in accordance with the requirements of Form 10-Q, and do not contain certain information included in the Company's audited consolidated financial statements and notes in its Form 10-K for the fiscal year ended February 28, 1999.

     Certain prior year amounts have been reclassified to conform with current year presentation.

NOTE 2 -- ACQUISITIONS

     During the first nine months of fiscal 2000, the Company completed the asset acquisition of Castleton of Tulsa, a privately owned corporate housing business, and paid certain other consideration on fiscal 1998 and 1999 acquisitions. These transactions were completed by payment of approximately $0.5 million in cash, issuance of $0.3 million of notes payable and the assumption of certain liabilities.

     In accordance with APB No. 16, these acquisitions were accounted for using the purchase method.

     The purchase price allocation for the acquired businesses is as follows:

                                                        (Unaudited)
                                                        -----------

        Cash, receivables and prepaids                    $     8
        Property and equipment                                 10
        Other assets                                            4
        Goodwill and other intangibles                      1,367
                                                          -------
                                                            1,389
        Liabilities assumed                                  (363)
                                                          -------
                                                          $ 1,026
                                                          =======

     Certain pro forma Globe consolidated income statement data are not presented due to the immaterial impact of Castleton of Tulsa on the previously reported operating results. Current year actual results reflect the acquisition for the entire reporting period.

NOTE 3 -- RENTAL FURNITURE

     Rental furniture consists of the following:

                                       November 30,     February 28,
                                          1999              1999
                                      -------------     ------------
                                      (Unaudited)

        Furniture on rental             $ 26,709         $ 43,648
        Furniture on hand                 40,955           24,120
                                        --------         --------
                                          67,664           67,768
        Accumulated depreciation         (12,969)         (12,342)
                                        --------         --------
                                        $ 54,695         $ 55,426
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

     The following table presents the calculation of basic and diluted earnings per share for the periods indicated. (Shares in thousands)


                                              For the three       For the nine
                                               months ended       months ended
                                              --------------    ----------------
                                               November 30,       November 30,
                                              --------------    ----------------
                                               1999    1998      1999     1998
                                              ------  ------    ------   -------
                                                (Unaudited)        (Unaudited)

Net income used to calculate
  basic and diluted
  earnings per share                          $  372   $1,440   $2,829    $4,180
                                              ======   ======   ======    ======
Weighted average common shares
  used to calculate
  basic earnings per share                     4,798    4,532    4,797     4,546
                                              ======   ======   ======    ======
Basic earnings per common share               $ 0.08   $ 0.32   $ 0.59    $ 0.92
                                              ======   ======   ======    ======


Shares used in the calculation
  of diluted earnings per share:
    Weighted average common shares             4,798    4,532    4,797     4,546
  Dilutive effect of assumed
  exercise of options
    for the purchase of common shares             40       44       39        52
  Dilutive effect of assumed issuance of
    contingently issuable shares                --         72     --          72
                                              ------   ------   ------    ------
Weighted average common shares used to
    calculate diluted earnings per share       4,838    4,648    4,836     4,670
                                              ======   ======   ======    ======
Diluted earnings per common share             $ 0.08   $ 0.31   $ 0.58    $ 0.90
                                              ======   ======   ======    ======

NOTE 5 -- DEBT

     Outstanding debt consists of:

                                                      November 30,  February 28,
                                                          1999           1999
                                                      ------------  ------------
                                                      (Unaudited)

The Fifth Third Bank, PNC Bank and
  Norwest Bank unsecured revolving note,
  average interest of 6.89% and 6.62%                   $35,407         $34,416

7.54% Senior Notes, unsecured, interest
  payable semi-annually on March 1 and
  September 1, due September 1, 2007                     30,000          30,000

6.25% mortgage note payable to The Fifth
  Third Bank, interest payable in monthly
  installments, due December 1, 2002                      1,400           1,445

6.0% note payable to seller of acquired
  business, payable in monthly installments,
  due December 31, 2000                                     325             550

6.0% note payable to seller of acquired
  business, payable in quarterly
  installments, due December 31, 2002                     1,129           1,463

5.0% note payable to seller of acquired
  business, payable in quarterly
  installments, due December 31, 2002                       450             500

5.0% note payable to seller of acquired
  business, payable in monthly
  installments, due February 29, 2000                       229            --

Capital lease obligations                                   501             526
                                                        -------         --------
                                                        $69,441         $68,900
                                                        =======         =======

     The funds required for the acquisition related payments were derived from borrowings under the Company's unsecured revolving Credit Agreement and through the issuance of a note payable.

     The Company's unsecured revolving line of credit provides credit facilities of up to $45 million. At November 30, 1999, the revolving Credit Agreement provided a total unused credit facility of approximately $9.6 million.

NOTE 6 -- SUBSEQUENT EVENT

     The Company announced on January 14, 2000 that it has entered into a definitive agreement with Equity Residential Properties Trust for the sale of Globe for $13.00 per share, payable in cash upon closing, and up to an additional $.50 per share post closing, upon final determination of costs, if any, relating to any potential breaches on certain representations and covenants. The agreement must be approved by Globe shareholders and is subject to customary closing conditions.


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

                                            For the three       For the nine
                                             months ended        months ended
                                           --------------     ------------------
                                             November 30,        November 30,
                                           ---------------    -------   --------
                                            1999     1998      1999       1998
                                           ------   ------    -------   --------
Revenues:
  Corporate housing sales                   65.1%     60.3%     65.9%     58.1%
  Rental sales                              24.4%     28.1%     24.4%     30.0%
  Retail sales                              10.6%     11.6%      9.8%     11.9%
                                           -----     -----     -----     -----
    Total revenues                         100.0%    100.0%    100.0%    100.0%
Gross profit:
  Corporate housing sales                   29.8%     27.7%     30.6%     29.6%
  Rental sales                              89.0%     92.2%     90.2%     92.2%
  Retail sales                              29.3%     39.5%     35.9%     38.1%
                                           -----     -----     -----     -----
  Gross profit before depreciation
    and disposals                           44.2%     47.2%     45.7%     49.4%
  Furniture depreciation and disposals      (7.0%)    (5.4%)    (6.1%)    (5.8%)
                                           -----     -----     -----     -----
    Combined gross profit                   37.2%     41.8%     39.6%     43.6%

Operating expenses                          31.1%     31.6%     31.2%     33.2%
Amortization of intangible assets            1.6%      1.3%      1.5%      1.3%
                                           -----     -----     -----     -----
Operating income                             4.5%      8.9%      6.8%      9.1%
Interest/other                               2.9%      2.7%      3.0%      2.9%
                                           -----     -----     -----     -----
Income before taxes                          1.6%      6.2%      3.9%      6.2%
                                           =====     =====     =====     =====

     Fiscal 2000 third quarter and first nine months results were impacted by certain nonrecurring items related primarily to the consolidation of real estate and clearance center inventories in Globe Furniture Rentals western markets and the accelerated implementation of a comprehensive corporate housing business information system. The following table presents selected income statement data after adjustment to exclude these nonrecurring items.

Summary Financial Data, excluding nonrecurring items

                                        For the three           For the nine
                                        months ended            months ended
                                     -------------------    --------------------
                                        November 30,           November 30,
                                     -------------------    --------------------
                                       1999       1998        1999        1998
                                     -------    --------    --------    --------
Revenues                            $ 39,308    $ 38,208    $122,599    $110,766
Gross profit                          14,860      15,964      48,765      48,255
Operating expenses                    11,762      12,066      37,110      36,751
Operating income                       2,475       3,388       9,789      10,056
Income before taxes                    1,335       2,361       6,171       6,854
Net income                               778       1,440       3,653       4,180
Diluted earning per common share    $   0.16    $   0.31    $   0.76    $   0.90

Impact of Corporate Housing Acquisitions

     Globe implemented an aggressive corporate housing acquisition strategy in fiscal 1997. Since that time, the Company has completed fifteen corporate housing acquisitions, including the March 1999 acquisition of Castleton of Tulsa. All acquisitions to date have been accounted for using the purchase method of accounting.

     Corporate housing companies' assets consist primarily of accounts receivable, customer deposits and some minor furniture and fixed asset balances. Consequently, the purchase price for these businesses is allocated largely to goodwill and other intangibles. Cost of goodwill and other intangibles related to the corporate housing acquisitions approximates $50.9 million and is being amortized on a straight-line basis over periods ranging from three to 35 years, with a weighted average life of approximately 24 years. Goodwill and intangibles amortization, which is a separate component of operating expenses, reduced operating profit by $1.9 million, or 1.5% of revenues, in the first nine months of fiscal 2000 and $1.4 million, or 1.3% of revenues, in the first nine months of fiscal 1999.

     Generally, the corporate housing business has a slightly lower operating margin than the furniture rental business, consisting of a lower gross profit margin offset somewhat by lower operating expenses as a percentage of revenues. As a result, the Company's gross profit margin and operating expenses as a percentage of revenues have been declining since the Company entered the corporate housing business. Gross profit margin decreased to 39.6% in the first nine months of fiscal 2000 from 43.6% in the first nine months of fiscal 1999. Gross profit margin on rental sales in the first nine months of fiscal 2000 was 90.2%, versus 30.6% for corporate housing. Comparable gross profit margins for the first nine months of fiscal 1999 were 92.2% and 29.6%, respectively. Because the Company is integrating its furniture rental and corporate housing operations, these gross profit percentages exclude furniture depreciation and disposals which can no longer be related to specific revenue categories. An additional result of this integration is that operating expenses and, therefore, operating margins for furniture rental and corporate housing cannot be specifically identified. Operating expenses, excluding amortization and the impact of nonrecurring expenses, decreased to 30.3% of revenues in the first nine months of fiscal 2000 from 33.2% of revenues in the first nine months of fiscal 1999, while the operating margin, excluding amortization and the impact of nonrecurring items, decreased to 9.5% of revenues in the first nine months of fiscal 2000 from 10.4% of revenues in the first nine months of fiscal 1999. The reduction in operating margin is primarily the result of the increasing mix of corporate housing revenues over the comparable periods and a soft sales environment. Including amortization expenses and excluding nonrecurring items, the operating margin declined to 8.0% in the first nine months of fiscal 2000 from 9.1% in the first nine months of fiscal 1999.

     Globe plans to continue its consolidation of corporate housing through additional acquisitions, thereby capitalizing on the desire of many corporations to have a corporate housing company that can meet their needs nationally. With the acquisitions to date, Globe has expanded its presence into 29 markets and is the market leader in ten of these markets, with annualized corporate housing revenues exceeding $100 million. Globe is in the number three position in the industry based on revenues.

     A major risk of Globe's increasing presence in the corporate housing business is the potential loss of furniture rental revenues from competing corporate housing companies that are also customers. To date, the majority of this business with unaffiliated customers has been retained, largely due to the Company's superior level of service. Additionally, the significance of this risk has lessened since Globe entered the corporate housing business. In the first nine months of fiscal 2000, unaffiliated corporate housing customers accounted for $5.3 million, or 4.3%, of Globe's revenues versus $6.4 million, or 5.8%, of Globe's revenues in the first nine months of fiscal 1999. During these same periods, furniture rental revenues from affiliated corporate housing providers, which are not included in reported revenues, were $5.4 million and $4.0 million, respectively.

     The Company is implementing a comprehensive corporate housing business information system which provides the tools for supporting Company-wide standardization, as well as enhancing apartment unit inventory management and allowing operational efficiencies. Additionally, the system facilitates the national sales effort and provides a common platform as the Company begins implementation of its business-to-business e-commerce efforts during the second half of fiscal 2000. Implementation of the corporate housing business information system has been successfully completed in several markets and Globe has retained the services of an outside consulting firm to expedite the Company-wide rollout. Nonrecurring expenses consisting of consulting fees of approximately $0.6 million are expected to be incurred and recorded in administrative expenses during fiscal year 2000. Approximately $0.3 million of these costs were incurred in the first nine months of the fiscal year.

     Due to the significant impact of the corporate housing acquisitions on the Company's operations and financial results, certain aspects of the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

Comparison of Third Quarter Fiscal 2000 to Third Quarter Fiscal 1999

     Total revenues of $39.3 million increased $1.1 million, or 2.9%, in the third quarter of fiscal 2000, from $38.2 million in the third quarter of fiscal 1999, primarily due to acquisitions.

     Corporate housing sales of $25.6 million in the third quarter of fiscal 2000 increased 11.0% from $23.0 million in the third quarter of fiscal 1999. This increase was primarily caused by acquisitions.

     Rental sales of $9.6 million in the third quarter of fiscal 2000 decreased 10.8% from $10.7 million in the third quarter of fiscal 1999 partially as a result of the elimination of intercompany revenues (furniture rented to Company-owned corporate housing operations). Excluding the impact of these eliminations, rental revenues decreased $1.1 million, or 8.9%, when compared with the prior year quarter, reflecting a general softness in the residential market and a loss of business from some competing corporate housing customers. Management believes this softness represents a cyclical slowdown attributable to the fact that corporate housing has taken over a substantial portion of the furnished apartment distribution channel. As corporate housing has taken over more of the furnished apartment distribution channel, furniture rental volume growth from corporate housing customers has slowed. To date, the other customers in the furnished apartment distribution channel (property management companies and showroom customers) have not offset this slowdown.

     Retail sales of $4.2 million decreased $0.2 million, or 6.3%, in the third quarter of fiscal 2000 from $4.4 million in the third quarter of fiscal 1999, with an increase of 30.4% in new office furniture sales more than offset by a 16.8% decline in used furniture sales. The used furniture decrease is primarily attributable to the Company's decision to consolidate clearance centers in its western markets and the closure of a store in Michigan.

     Gross profit of $14.6 million in the third quarter of fiscal 2000 decreased $1.4 million, or 8.4%, from $16.0 million in the third quarter of fiscal 1999 and declined as a percentage of revenues to 37.2% from 41.8% over the same period partially due to the higher mix of corporate housing revenues and the lower margins associated with these revenues. Gross profit percentage on corporate housing sales improved to 29.8% from 27.7% over the period. Gross profit percentage on rental sales decreased to 89.0% from 92.2% over the period primarily due to an increase in housewares and other rental expenses. Gross profit percentage on retail sales decreased to 29.3% from 39.5% over the period resulting from lower margins on clearance center revenues and the impact of a nonrecurring liquidation sale associated with the inventory consolidation in the western markets. Excluding this sale, retail gross profit was 35.1%. In addition, the Company recorded a physical inventory adjustment of approximately $0.3 million during the third quarter of fiscal 2000.

     Operating expenses of $12.2 million (excluding amortization) in the third quarter of fiscal 2000 increased 1.3% from $12.1 million in the third quarter of fiscal 1999 as a result of acquisitions and approximately $0.5 million of nonrecurring expenses associated with the consolidation of real estate and clearance center inventories in the western markets and the accelerated implementation of the corporate housing system. As a percentage of total revenues, operating expenses declined to 31.1% from 31.6% over the same period. Excluding the nonrecurring expenses, operating expenses decreased to 29.9% of revenues from 31.6% of revenues during the period. Additional nonrecurring expenses, estimated at approximately $0.4 million, are expected to be incurred during the fourth quarter of fiscal year 2000 primarily due to the accelerated rollout of the Company's corporate housing system.

     As a result of the Company's continuing acquisition program, amortization of intangible assets increased $0.1 million, or 22.2%, to $0.6 million in the third quarter of fiscal 2000, from $0.5 million in the third quarter of fiscal 1999. As a percentage of revenues, amortization expense increased to 1.6% from 1.3% over the same period.

     As a result of the changes in revenues, gross profit, operating expenses and amortization discussed above, operating income decreased 47.7% to $1.8 million, or 4.5% of revenues in the third quarter of fiscal 2000, from $3.4 million, or 8.9% of revenues in the third quarter of fiscal 1999. Excluding nonrecurring items, operating income decreased to $2.5 million, or 6.3% of revenues during the quarter from $3.4 million, or 8.9% of revenues in the prior year quarter.

     Interest/other expense increased to $1.1 million in the third quarter of fiscal 2000 from $1.0 million in the third quarter of fiscal 1999 and as a percentage of total revenues increased to 2.9% from 2.7% over the same period. Interest expense increased from the prior year period due to higher debt balances in the current year period. The debt increase was the result of funding required for acquisitions made in the fourth quarter of fiscal 1999.

     Income before income taxes of $0.6 million in the third quarter of fiscal 2000 decreased $1.7 million, or 73.2%, compared to the third quarter of fiscal 1999 and as a percentage of revenues decreased to 1.6% from 6.2% over the same period. Excluding nonrecurring items, income before taxes decreased to $1.3 million, or 3.4% of revenues from $2.3 million, or 6.2% of revenues during the comparable quarters of fiscal 2000 and fiscal 1999.

     The Company's effective tax rate, which includes federal, state and local taxes, increased to 41.2% in the third quarter of fiscal 2000 from 39.0% in the third quarter of fiscal 1999. This increase in tax rate is largely attributable to Globe's expansion into states with higher tax rates than those included in the prior year quarter.

Comparison of Nine Months Ended November 30, 1999
to Nine Months Ended November 30, 1998

     Total revenues of $122.6 million increased $11.8 million, or 10.7%, in the first nine months of fiscal 2000, from $110.8 million in the first nine months of fiscal 1999, primarily due to acquisitions.

     Corporate housing sales of $80.8 million in the first nine months of fiscal 2000 increased 25.4% from $64.4 million in the first nine months of fiscal 1999. This increase was primarily caused by acquisitions.

     Rental  sales of $29.9  million  in the first  nine  months of fiscal  2000 decreased 10.1% from $33.2 million in the first nine months of fiscal 1999 primarily due to the elimination of intercompany revenues. Excluding the impact of these eliminations, rental revenues decreased 5.2%, reflecting a general softness in the residential market and a loss of business from some competing corporate housing customers.

     Retail sales of $12.0 million decreased $1.2 million, or 9.1% in the first nine months of fiscal 2000 from $13.2 million in the first nine months of fiscal 1999, resulting from a decrease of $1.2 million, or 21.0%, in clearance center revenues over the period. The decrease is primarily the result of closure of a store in Michigan and a decrease in revenues in the Company's western markets resulting from the decision to consolidate clearance centers.

     Gross profit of $48.5 million in the first nine months of fiscal 2000 increased $0.2 million, or 0.6%, from $48.3 million in the first nine months of fiscal 1999 and declined as a percentage of revenues to 39.6% from 43.6% over the same period partially due to the higher mix of corporate housing revenues and the lower margins associated with these revenues. Gross profit percentage on corporate housing sales improved to 30.6% from 29.6% in the comparable prior year period, while gross profit percentage on rental and retail sales decreased to 90.2% and 35.9% from 92.2% and 38.1%, respectively. The decrease in rental gross profit percentage was largely attributable to higher housewares expenses, while the decrease in retail gross profit was primarily attributable to the impact of a nonrecurring liquidation sale associated with the inventory consolidation in the western markets. In addition, the Company recorded a physical inventory adjustment of approximately $0.3 million during the third quarter of fiscal 2000.

     Operating expenses of $38.3 million (excluding amortization) in the first nine months of fiscal 2000 increased 4.1% from $36.8 million in the first nine months of fiscal 1999 as a result of acquisitions and approximately $1.2 million of nonrecurring expenses associated with the consolidation of real estate and clearance center inventories in the western markets and the accelerated implementation of the corporate housing system. As a percentage of total revenues, these expenses declined to 31.2% from 33.2% over the same period.
Excluding the nonrecurring charges, operating expenses decreased to 30.3% of revenues during the first nine months of fiscal 2000 from 33.2% of revenues in the first nine months of fiscal 1999. Additional nonrecurring expenses, estimated at approximately $0.4 million, are expected to be incurred during the fourth quarter of fiscal year 2000 primarily due to the accelerated rollout of the corporate housing system.

     As a result of Globe's continuing acquisition program, amortization of intangible assets increased $0.5 million, or 28.9%, to $1.9 million in the first nine months of fiscal 2000, from $1.4 million in the first nine months of fiscal 1999. As a percentage of revenues, amortization expenses increased to 1.5% from 1.3% over the same period.

     As a result of the changes in revenues, gross profit, operating expenses and amortization discussed above, operating income decreased 16.5% to $8.4 million, or 6.8% of revenues in the first nine months of fiscal 2000, from $10.1 million, or 9.1% of revenues in the first nine months of fiscal 1999. Excluding nonrecurring items, operating income decreased to $9.8 million, or 8.0% of revenues from $10.1 million, or 9.1% over the period.

     Interest/other expense increased $0.4 million to $3.6 million in the first nine months of fiscal 2000 from $3.2 million in the first nine months of fiscal 1999 and increased slightly to 3.0% of total revenues from 2.9% in the comparable prior year period. The increased expense for fiscal 2000 was due primarily to higher debt balances than in the comparable period of fiscal 1999. The debt increase was the result of funding required for fiscal 1999 acquisitions.

     Income before income taxes of $4.8 million in the first nine months of fiscal 2000 decreased $2.1 million, or 30.3%, compared to the first nine months of fiscal 1999 and as a percentage of revenues decreased to 3.9% from 6.2% over the same period. Excluding nonrecurring items, income before taxes decreased to

$6.2 million, or 5.5% of revenues from $6.9 million, or 6.2% of revenues during the period.

     The Company's effective tax rate, which includes federal, state and local taxes, increased to 40.8% in the first nine months of fiscal 2000 from 39.0% in the first nine months of fiscal 1999. This increase in tax rate is largely attributable to Globe's expansion into states with higher tax rates than those included in the prior nine month period.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a $45.0 million unsecured line of credit which may be used for acquisitions and general corporate purposes. At January 7, 2000, the unused line of credit was $9.6 million. The term of this line of credit will expire on September 30, 2000, requiring full payment of the then outstanding balance. The Company expects to have other financing arrangements in place prior to this date.

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

     From March 1, 1999 through January 7, 2000 Globe used approximately $0.5 million from its line of credit, issued approximately $0.3 million of notes payable and assumed approximately $0.1 million of certain liabilities in completing one acquisition and paying certain other consideration on fiscal 1998 and 1999 acquisitions. (See Note 2 to the consolidated financial statements for further discussion of these acquisitions.)

     Other than acquisitions, the Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $15.6 million in the first nine months of fiscal 2000 and $17.5 million in the first nine months of fiscal 1999. The lower level of purchases in the first nine months of fiscal 2000 versus the prior year period reflects the lower level of rental sales revenues. As the Company's growth strategies are implemented, furniture purchases may increase.

     Capital expenditures were $2.1 million and $2.0 million in the first nine months of fiscal 2000 and 1999, respectively. These expenditures were financed through cash provided by operations and utilization of the credit facilities. Expenditures for the first nine months of both fiscal 2000 and fiscal 1999 were largely attributable to continued development of computer systems. Costs to further develop the computer systems and support user equipment needs, which are anticipated to be approximately $1.5 million, will be incurred in the next 3-15 months and are expected to be financed through cash generated by operations. Remaining capital expenditures are expected to be approximately $1.0 million and are also expected to be funded by cash generated by operations. Any temporary cash deficiencies resulting from timing of these expenditures will be funded via the line of credit.

     In the first nine months of fiscal 2000 and 1999, net cash provided by operations was $19.9 million and $21.6 million, respectively, generating $2.2 million more cash than was necessary to fund investing activities (excluding acquisitions) in the first nine months of fiscal 2000 and $2.1 million more cash than was necessary to fund investing activities (excluding acquisitions) in the first nine months of fiscal 1999.

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

YEAR 2000

     The Company successfully completed its Year 2000 Remediation Plan and has not experienced material adverse consequences on its operations resulting from non-compliance of either its information technology or non-information technology systems.

     To date, Globe has not experienced material adverse consequences related to the operations of customers or vendors and it does not have a relationship with any third-party vendor which is material to its operations, nor is it aware of exposures related to these customer vendors. However, there can be no assurance that future system failures of other companies on which the Company relies would not have an adverse impact on Globe's operations. Costs associated with any such failure cannot be reasonable estimated.

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



                                                                 Twelve Months Ended November 30,
                                        ---------------------------------------------------------------------------------
(Dollars in thousands)                  2000        2001         2002        2003        2004       Thereafter     Total
                                        ----        ----         ----        ----        ----       ----------     ------
Debt Characteristics:

Unsecured revolving note                           $35,407                                                        $35,407
Average interest rate                                6.89%                                                          6.89%

Unsecured senior note                              $ 4,285      $4,286      $4,286      $4,286       $12,857      $30,000
Fixed interest rate                                  7.54%       7.54%       7.54%       7.54%         7.54%        7.54%


Mortgage note                            $ 71         $ 76        $ 81        $ 86        $ 92         $ 994      $ 1,400
Fixed interest rate                     6.25%        6.25%       6.25%       6.25%       6.25%         6.25%        6.25%

Other debt issues                        $924        $ 506        $510        $193                                $ 2,133
Average fixed interest rate             5.61%        5.78%       5.77%       5.53%                                  5.68%


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

                                      None


                                     ITEM 3
                         Defaults Upon Senior Securities

                                      None


                                     ITEM 4
               Submission of Matters to a Vote of Security Holders

                                      None


                                     ITEM 5
                                Other Information

     The Company announced on January 14, 2000 that it has entered into a definitive agreement with Equity Residential Properties Trust for the sale of Globe for $13.00 per share, payable in cash upon closing, and up to an additional $.50 per share post closing, upon final determination of costs, if any, relating to any potential breaches on certain representations and covenants. The agreement must be approved by Globe shareholders and is subject to customary closing conditions. A copy of the press release is filed herewith as Exhibit 10.

                                     ITEM 6
         Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Exhibits:

        10       Press Release dated January 14, 2000
        10.1     Severance Agreement for Sharon G. Kebe
        10.2     Severance Agreement for Christopher S. Gruenke
        10.3     Severance Agreement for Lyle J. Tomlinson
        10.4     Severance Agreement for Louis W. Holliday, Jr.
        10.5     Severance Agreement for Cory M. Nye
        10.6     Severance Agreement for John H. Roby
        10.7     Severance Agreement for George S. Quay IV

        27       Financial Data Schedule

        99       Safe Harbor Statement

     (b) Reports on Form 8-K filed during the third quarter of 2000: None.


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

Signed:  January 14, 2000