Form 10-Q/A
period 1999-11-30
GLOBE BUSINESS RESOURCES INC
filed 2000-01-19
CIK 1004571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   Form 10-Q/A
                                 Amendment No.1
                                       To
                                    Form 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For the quarterly period ended                               Commission File No.
November 30, 1999                                                   0-27682


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

     This Amendment to Form 10-Q for the quarterly period ended November 30, 1999 is being filed to correct a clerical error in Note 3 to the Consolidated Financial Statements and to add clarification to a line item description contained in Summary Financial Data presented under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                November 30,      February 28,
                                                   1999               1999
                                               ------------       ------------
                                               (Unaudited)

Furniture on rental                             $ 40,955          $ 43,648
Furniture on hand                                 26,709            24,120
                                                --------          --------
                                                  67,664            67,768
Accumulated depreciation                         (12,969)          (12,342)
                                                --------          --------
                                                $ 54,695          $ 55,426
                                                ========          ========

Summary Financial Data, excluding nonrecurring items

                          For the three months ended, For the nine months ended,
                          --------------------------  --------------------------
                          November 30,   November 30, November 30,  November 30,
                              1999          1998          1999          1998
                          ------------   -----------  -----------   ------------
Revenues                   $ 39,308      $ 38,208      $122,599       $110,766
Gross profit                 14,860        15,964        48,765         48,255
Operating expenses
  (excluding amortization)   11,762        12,066        37,110         36,751
Operating income              2,475         3,388         9,789         10,056
Income before taxes           1,335         2,361         6,171          6,854
Net income                      778         1,440         3,653          4,180
Diluted earnings per
  common share             $   0.16      $   0.31      $   0.76       $   0.90


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Globe Business Resources, Inc.



                                        By: /s/ Sharon G. Kebe
                                           -------------------------------------
                                            Senior Vice President-Finance and
                                            Treasurer (Principal Financial
                                            Officer)

Signed:  January 19, 2000