Form 10-K405
period 2000-02-29
GLOBE BUSINESS RESOURCES INC
filed 2000-05-19
CIK 1004571

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended February 29, 2000

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

                              -------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and need not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of May 12, 2000, 4,811,491 shares of the Registrant's common stock, no par value, were outstanding. The aggregate market value of Common Stock held by non-affiliates of the Registrant at May 12, 2000, was approximately $36.4 million computed at the closing price of $12.688 per share on that date.

                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

--------------------------------------------------------------------------------

                         GLOBE BUSINESS RESOURCES, INC.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K


                                                                                                            Page
                                                                                                            ----
Part I
Item 1        -   Business                                                                                    1
Item 2        -   Properties                                                                                  8
Item 3        -   Legal Proceedings                                                                           8
Item 4        -   Submission of Matters to a Vote of Security Holders                                         8

Part II
Item 5        -   Market for Registrant's Common Equity and Related Stockholder Matters                       9
Item 6        -   Selected Financial Data                                                                    10
Item 7        -   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                12
Item 7(a)     -   Quantitative and Qualitative Disclosures about Market Risk                                 21
Item 8        -   Financial Statements and Supplementary Data                                                22
Item 9        -   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                                                      22

Part III
Item 10       -   Directors and Executive Officers of the Registrant                                         22
Item 11       -   Executive Compensation                                                                     25
Item 12       -   Security Ownership of Certain Beneficial Owners and Management                             27
Item 13       -   Certain Relationships and Related Transactions                                             29

Part IV
Item 14       -   Exhibits, Financial Statement Schedules and Reports on Form 8-K                           S-1

                                     PART I

                                     ITEM 1

                                    BUSINESS

PENDING MERGER TRANSACTION

         The Company announced on January 14, 2000 that it had entered into a definitive agreement with Equity Residential Properties Trust for the sale of Globe for $13.00 per share, payable in cash upon closing, and up to an additional $.50 per share post closing, upon final determination of costs, if any, relating to any potential breaches on certain representations and covenants. The agreement was subject to approval by Globe shareholders and was subject to customary closing conditions.

         On May 10, 2000 the Company announced that it had entered into an Amended and Restated Agreement and Plan of Merger with Equity Residential Properties Trust. The agreement continues to provide for the sale of Globe for $13.00 per share, payable in cash upon closing, but eliminates the potential post closing payment of up to $.50 per share. The agreement must be approved by Globe shareholders and is subject to customary closing conditions. A copy of the May 10 press release is filed herewith as Exhibit 10.1.


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

         The United States' market for paid room nights of four or more weeks is estimated to generate annual revenues of approximately $2.5 billion. Corporate housing generates approximately one-third of these revenues and conventional lodging generates the remainder. The furniture rental business is estimated to generate in excess of $800 million in annual revenues. Historically, a significant portion of these businesses has been comprised of small local and regional providers. Both businesses have experienced significant consolidation over the last several years and are expected to undergo continued consolidation in the future, as consolidators capitalize on the desire of many corporations to have both corporate housing and furniture rental providers that can meet their needs nationally. The top four companies in the corporate housing business account for a market share approaching 70%, while the top four companies in the furniture rental business account for a market share of approximately 75%. Globe is the largest, and the only publicly-held, company that is currently pursuing a strategy of integrating these two consolidating businesses. There are several private companies that have integrated corporate housing and furniture rental.

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

         The Company operates in the corporate housing business, doing business as Globe Corporate Stay International, and in the furniture rental business, doing business as Globe Furniture Rentals. Both businesses are highly competitive. Globe is in the number three position in corporate housing and is also the third largest company in furniture rental. The Company has an established reputation for quality furniture and a high level of customer service.

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

         The Company intends to become the leading national player in meeting the country's temporary relocation needs and, to that end, is integrating its corporate housing and furniture rental businesses. To further this integration, the Company operates under a regional management structure which was put in place in mid-fiscal 1998. Each region is headed by a Regional Vice President who is responsible for operations in both businesses and reports to an Executive Vice President in charge of operations. Business integration has progressed from the beginning of fiscal 1998 when none of Globe's 21 markets contained both corporate housing and furniture rental to the end of April 2000 when 17 of 34 markets contained both.

         Globe's furniture rental operating formula emphasizes its combined rental/retail facilities, high quality furniture, new furniture sales, decentralized sales and marketing and an ongoing commitment to superior customer service. Management believes this formula has been an important contributor to its success.

         The companies acquired by Globe in the corporate housing businesses have similar characteristics to Globe's furniture rental operations, as they have strong reputations for superior customer service. As is the case in many Globe Furniture Rentals markets, Globe Corporate Stay International enjoys a leading market share in several of its markets.

         The Company implemented a comprehensive corporate housing business information system during fiscal 2000. The system includes fully integrated business management and financial reporting capabilities and is designed to allow the Company to better service customer needs.

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

CURRENT BUSINESS DEVELOPMENTS

         Globe implemented an aggressive acquisition strategy in fiscal 1997. In the last four fiscal years, the Company completed sixteen asset acquisitions and two stock acquisitions. Fifteen of these acquisitions were in corporate housing, thereby supporting the corporate housing consolidation strategy.

         During fiscal 2000, the Company used approximately $0.3 million from its line of credit, accrued $0.8 million in contingent consideration earned on a fiscal 1999 acquisition, issued $0.3 million in notes payable and assumed certain liabilities in completing the asset acquisition of Castleton of Tulsa and paying certain contingent consideration on fiscal 1998 and 1999 acquisitions. See Note 2 to the Consolidated Financial Statements for further discussion of this acquisition-related activity.

         From March 1, 2000 through May 12, 2000, the Company used approximately $0.6 million from its line of credit in paying contingent consideration related to certain fiscal 1999 acquisitions.

         With the corporate housing acquisitions to date, Globe has expanded its corporate housing presence into 30 markets, with annualized corporate housing revenues in excess of $100 million. Globe is in the number three position in the industry based on revenues.

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

         The Company rents office and residential furniture to a variety of corporate and individual customers with temporary and transitional needs through showrooms in Arizona, California, Colorado, Indiana, Kentucky, Michigan, Nevada, North Carolina, Ohio, Oregon, Tennessee and Washington. The Company sells residential and office furniture that no longer meets its showroom condition standards for rental through its clearance centers and sells new furniture through its showrooms and its account executives.

         The following table sets forth the major metropolitan areas where Globe maintains leased corporate housing units and/or furniture rental showrooms.

SHOWROOMS ONLY                      CORPORATE HOUSING ONLY                         SHOWROOMS AND CORPORATE HOUSING
--------------                      ----------------------               --------------------------------------------------
Las Vegas                           Chicago                              Ann Arbor                     Los Angeles
Reno                                Cleveland                            Charlotte                     Louisville/Lexington
Sacramento                          Dallas/Ft. Worth                     Cincinnati                    Nashville
San Jose                            Fairfield County, CT                 Columbus                      Orange County, CA
                                    Kansas City                          Dayton                        Phoenix
                                    Lansing                              Denver                        Portland
                                    Milwaukee                            Detroit                       San Diego
                                    Minneapolis                          Indianapolis                  Seattle
                                    New York City                                                      Toledo
                                    Orlando
                                    Raleigh
                                    St. Louis
                                    Tulsa

         The following table shows historical operating data as of each year-end.

                                                                              Years Ended February 28/29,
                                                      ---------------------------------------------------------------------------
                                                        2000             1999             1998             1997             1996
                                                      -------          -------          -------          -------          -------
OPERATING DATA:
Markets served
  Furniture rental only                                     4                5                8               17               17
  Corporate housing only                                   13               13                6                4               --
  Furniture rental/Corporate housing                       17               16               11               --               --
                                                      -------          -------          -------          -------          -------
    Total markets served                                   34               34               25               21               17

Number of furniture leases
  Unaffiliated customers                               12,902           14,934           17,016           17,591           16,332
  Corporate housing affiliates (a)                      2,657            2,797              900               --               --
                                                      -------          -------          -------          -------          -------
    Total number of furniture leases                   15,559           17,731           17,916           17,591           16,332

Number of available leased housing units (b)            4,167            4,790            3,396            1,331               --
Annual occupancy rate (c)                                90.4%            91.4%            89.0%            85.0%              --
Number of units with Company-owned furniture            3,065            3,609            2,060              778               --
Percentage of units with Company-owned furniture         74.0%            75.0%            64.0%            58.5%              --

Monthly furniture rent roll
  Unaffiliated customers                              $ 2,941          $ 3,265          $ 3,477          $ 3,642          $ 2,962
  Corporate housing affiliates (a)                        553              563              155               --               --
                                                      -------          -------          -------          -------          -------
    Total monthly furniture rent roll                 $ 3,494          $ 3,828          $ 3,632          $ 3,642          $ 2,962

Average furniture lease
  Unaffiliated customers                              $   227          $   218          $   204          $   207          $   181
  Corporate housing affiliates (a)                        208              201              172               --               --
    Average furniture lease                               224              215              203              207              181

Monthly leased housing units rent roll                $ 6,998          $ 7,949          $ 5,297          $ 1,779          $    --

Average corporate housing lease                       $ 1,905          $ 1,837          $ 1,684          $ 1,528          $    --

(a) Excludes furniture owned by acquired companies and the corresponding monthly rent roll in markets where Globe has not established furniture rental operations.

(b) Due to the seasonal nature of the business, these numbers reflect units at a low point. Fiscal 2000 peak units were 5,194.

(c) Represents average occupancy for the fiscal year rather than at fiscal year-end.


         The Company's sale of residential and office furniture that no longer meets its showroom condition standards for rental through its clearance centers allows the Company to recover a substantial portion of original cost and maintain the freshness of rental furniture. The Company distinguishes itself from its furniture rental competition by selling new furniture through its showrooms and its account executives. This provides additional marketing opportunities, especially with office furniture customers, and generates additional operating revenues with little added operating expense.

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

         The following table sets forth revenues by category for fiscal 2000.

                                              Year Ended February 29, 2000
                                             ------------------------------
                                             Dollars in          Percent of
                                              Thousands            Total
                                             ----------          ----------
Rental sales:
   Corporate housing                          $101,865             64.6%
   Residential furniture                        25,744             16.3%
   Office furniture                             13,221              8.4%
                                              --------            ------
       Total rental sales                      140,830             89.3%
Retail sales:
  Clearance
   Residential furniture                         3,744              2.4%
   Office furniture                              2,251              1.4%
                                              --------            ------
     Total clearance sales                       5,995              3.8%
  New
   Residential furniture                         1,900              1.2%
   Office furniture                              8,955              5.7%
                                              --------            ------
     Total new sales                            10,855              6.9%
                                              --------            ------
       Total retail sales                       16,850             10.7%
                                              --------            ------
Total revenues                                $157,680            100.0%
                                              ========            ======

Revenues by brand:
  Globe Corporate Stay International          $101,865             64.6%
  Globe Furniture Rentals                       27,644             17.5%
  Globe Instant Office                          22,176             14.1%
  Globe Clearance Center                         5,995              3.8%
                                              --------            ------
       Total revenues                         $157,680            100.0%
                                              ========            ======

COMPETITION

         The corporate housing business is highly competitive, with many local and regional participants. Management believes that Oakwood Corporate Housing, BridgeStreet Accommodations, Inc. (which recently announced it would be acquired by MeriStar Hotels & Resorts, Inc.) and ExecuStay Corporation (recently acquired by Marriott International) are the Company's significant competitors. In addition to these companies, Globe also competes with a number of regional and local corporate housing businesses. The impact of the recent acquisitions is not certain, but management believes it will create increased visibility for the industry and may increase its competitiveness. Globe believes that the principal competitive factors in the corporate housing business are location of the corporate housing units, service, ability to handle customers' needs in multiple markets, terms of the rental agreement and price.

         The rent-to-rent segment of the furniture rental business is highly competitive. Management believes that Cort Business Services (recently acquired by Wesco Financial Corporation, a subsidiary of Berkshire Hathaway Inc.), Aaron Rents and Brook Furniture Rental are the Company's significant competitors. In addition to these companies, Globe also competes with a number of regional and local furniture rental companies. Globe believes that the principal competitive factors in the furniture rental business are service, speed of delivery, product selection and availability, price, furniture condition, terms of the rental agreement and reputation.

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

EMPLOYEES

         At May 12, 2000, Globe had 671 full-time, 46 part-time and 3 temporary employees, of whom 209 full-time and 8 part-time were in executive and administrative positions, 177 full-time, 12 part-time and 1 temporary were in marketing and sales positions and 285 full-time, 26 part-time and 2 temporary were in warehouse, housekeeping and distribution positions. The Company's employees are not represented by a collective bargaining agreement, and employee relations, in the opinion of management, are good.

GENERAL

         The Company does not have any customers accounting for 10% or more of revenues, the loss of which would have a material adverse effect on the business.

         The Company markets its products and services through its showrooms and its account executives, supplemented by a variety of sales and marketing collateral and print and broadcast media.

         The Company delivers its furniture using a fleet of 119 delivery trucks, of which 113 are owned and 6 are leased.

         The Company acquires furniture from a large number of manufacturers and is not dependent on any particular manufacturer as a sole source of supply. In fiscal 2000, there were no material business interruptions due to delays in acquiring furniture.

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

         Risks and uncertainties that affect the Company are discussed in greater detail in a separate Exhibit 99 to the Company's Form 10-K for fiscal 2000.

YEAR 2000

         The Company successfully completed its Year 2000 Remediation Plan and has not experienced material adverse consequences on its operations resulting from non-compliance of either its information technology or non-information technology systems.

         To date, Globe has not experienced material adverse consequences related to the operations of customers or vendors and it does not have a relationship with any third-party vendor which is material to its operations, nor is it aware of exposures related to these customers or vendors. However, there can be no assurance that future system failures of other companies on which the Company relies would not have an adverse impact on Globe's operations. Costs associated with any such failure cannot be reasonably estimated.

                                     ITEM 2

                                   PROPERTIES

         With the exception of a warehouse purchased as part of an October 1996 acquisition and a showroom/clearance center/warehouse opened in July 1997 in Indianapolis, Globe leases space for all of its store and warehouse operations under operating leases expiring at various times through 2008. Many of these leases contain renewal options for additional periods ranging up to ten years at rental rates generally adjusted for changes in the level of the consumer price index or other factors.

         Globe currently maintains duplicate facilities in certain markets as a result of acquisitions and is actively pursuing modification or termination of any leases which are not required. All of Globe's facilities are well maintained and suitable for their current and reasonably foreseeable uses. Globe regularly reviews the appearance of its showrooms and clearance centers and improves or refurbishes them on an on-going basis.

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

         On January 20, 2000, a class action suit was filed by a shareholder seeking to enjoin the merger with Equity Residential Properties Trust and recover damages from Globe and its directors. The suit is captioned Nicholas Simac v. Globe et al. and it is identified as Court of Common Pleas, Hamilton County, Ohio Number A0000403. The suit alleges that the directors violated their fiduciary duty to maximize the value a shareholder will receive in the transaction by agreeing to a sale below market prices achieved in the last twelve months, taking actions to deter other offers, not announcing third quarter results prior to announcing execution of the Merger Agreement, not conducting an active auction for sale of the Company, structuring a preferential deal for the officers and directors and not disclosing non-public information. The defendants believe that, in several respects, the suit misstates Ohio law and the facts of the transaction and is contesting the suit. The pendency of the suit will not affect the progress and closing of the merger transaction unless an injunction is issued by the court stopping the transaction. Globe and the other defendants have filed motions to dismiss the action. On April 4, 2000 the plaintiff filed an amended complaint. The amended complaint makes many of the same allegations as the original complaint, and also alleges that the process employed by the directors of Globe in deciding to proceed with the Equity transaction was unfair and flawed and was designed to enrich the defendants at the expense of the public shareholders. The amended complaint also alleges that neither the Special Committee of the Board of Directors nor Friedman, Billings, Ramsey and Co., Inc., Globe's financial advisors, was independent of Globe management and that the preliminary proxy materials do not adequately disclose all material facts to Globe shareholders. The amended complaint seeks to enjoin the Merger transaction.

                                     ITEM 4

              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

                                    PART II

                                     ITEM 5

     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is publicly traded on The Nasdaq Stock Market under the trading symbol "GLBE". The range of high and low sales prices by quarter for fiscal years 2000 and 1999, as reported by Nasdaq, appear in the following table.

                                                 Fiscal 2000                                  Fiscal 1999
                                        -----------------------------                -----------------------------
Quarter                                  High                   Low                   High                   Low
-------                                 -------               -------                -------               -------
First                                   14  1/4                9  3/4                15  1/8                9  3/4
Second                                  14  1/4               11                     18                    14
Third                                   15                    11  1/2                16                    10  3/8
Fourth                                  13  1/2               10                     15                    10  7/8

         As of May 12, 2000 there were 56 shareholders of record. The Company believes there are approximately 1,055 beneficial owners of its common stock.

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

                                     ITEM 6

                            SELECTED FINANCIAL DATA

            (DOLLARS AND SHARES IN THOUSANDS EXCEPT PER SHARE DATA)

         The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, Item 8, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", Item 7.


                                                                                 Years Ended February 28/29,
                                                           ------------------------------------------------------------------
                                                             2000         1999 (1)       1998 (2)       1997 (3)        1996
                                                           --------       --------       --------       --------      -------
INCOME STATEMENT DATA:
Revenues
  Corporate housing sales                                  $101,865       $ 87,248       $ 42,840       $11,811       $    --
  Rental sales                                               38,965         43,384         45,337        40,940        36,580
  Retail sales                                               16,850         16,818         15,723        14,769        13,717
                                                           --------       --------       --------       -------       -------
    Total revenues                                          157,680        147,450        103,900        67,520        50,297
                                                           --------       --------       --------       -------       -------
Gross profit
  Corporate housing sales                                    30,186         25,067         11,832         3,517            --
  Rental sales                                               35,091         39,956         41,673        37,635        34,211
  Retail sales                                                6,263          6,852          5,811         5,551         5,899
                                                           --------       --------       --------       -------       -------
    Gross profit before depreciation
     and disposals                                           71,540         71,875         59,316        46,703        40,110
  Furniture depreciation and disposals                       (9,721)        (8,680)        (8,259)       (7,390)       (6,244)
                                                           --------       --------       --------       -------       -------
    Combined gross profit                                    61,819         63,195         51,057        39,313        33,866

Operating expenses                                           50,284         48,181         40,150        31,334        26,040
Amortization of intangible assets                             2,491          2,034          1,003           225            --
                                                           --------       --------       --------       -------       -------

Operating income                                              9,044         12,980          9,904         7,754         7,826

Interest/other expenses                                       4,833          4,389          3,241         1,368         2,461
                                                           --------       --------       --------       -------       -------
Income before income taxes                                    4,211          8,591          6,663         6,386         5,365
Provision for income taxes                                    1,735          3,437          2,598         2,478         2,136
                                                           --------       --------       --------       -------       -------

Net income                                                    2,476          5,154          4,065         3,908         3,229

Preferred stock dividends                                        --             --             --            --           505
                                                           --------       --------       --------       -------       -------

Net income applicable to common stock                      $  2,476       $  5,154       $  4,065       $ 3,908       $ 2,724
                                                           ========       ========       ========       =======       =======


Earnings per common share:
  Basic                                                    $   0.52       $   1.13       $   0.91       $  0.90       $  1.05
                                                           ========       ========       ========       =======       =======
  Diluted                                                  $   0.51       $   1.10       $   0.89       $  0.89       $  1.03
                                                           ========       ========       ========       =======       =======

Weighted average number of common shares outstanding:
  Basic                                                       4,799          4,578          4,475         4,336         2,600
  Diluted                                                     4,836          4,689          4,577         4,372         2,650

                                                                                     February 28/29,
                                                      ------------------------------------------------------------------------------
                                                        2000              1999             1998             1997            1996 (5)
                                                      --------          --------          -------          -------          --------
Balance Sheet Data:
Total assets                                          $135,303          $131,797          $99,437          $71,778          $44,461
Total debt                                              66,438            68,900           49,713           30,516           10,573
Redeemable preferred stock                                  --                --               --               --               --
Preferred stock                                             --                --               --               --               --
Common stock and other shareholders' equity             45,634            43,114           35,421           29,836           24,664
Cash dividends declared per common share (4)                --                --               --               --               --


Other Data:
Number of employees at year-end                            719               834              690              551              430


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

RESULTS OF OPERATIONS

         Globe's increase in total revenues to $157.7 million in fiscal 2000 from $50.3 million in fiscal 1996, and in operating income to $9.0 million from $7.8 million over the same period is mainly attributable to acquisitions, particularly acquisitions in the corporate housing business.

         The Company's business mix has changed since fiscal 1996, with furniture rental revenues decreasing to 24.7% of total revenues in fiscal 2000 from 72.7% of total revenues in fiscal 1996, while corporate housing revenues, which were non-existent in fiscal 1996, represented 64.6% of total revenues in fiscal 2000. Additionally, retail sales have decreased to 10.7% of total revenues in fiscal 2000 from 27.3% of total revenues in fiscal 1996. This shift in business mix reflects the Company's decision in fiscal 1997 to become a consolidator in the corporate housing business. The percentage of revenues represented by corporate housing is expected to increase in the future.

         The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues and certain gross profit data as a percentage of respective corporate housing, rental and retail sales revenues.


                                                                              Years Ended February 28/29,
                                                            --------------------------------------------------------------
                                                             2000          1999          1998          1997          1996
                                                            ------        ------        ------        ------        ------
Revenues:
  Corporate housing sales                                    64.6%         59.2%         41.2%         17.5%          0.0%
  Rental sales                                               24.7%         29.4%         43.7%         60.6%         72.7%
  Retail sales                                               10.7%         11.4%         15.1%         21.9%         27.3%
                                                            ------        ------        ------        ------        ------
    Total revenues                                          100.0%        100.0%        100.0%        100.0%        100.0%
Gross profit:
  Corporate housing sales                                    29.6%         28.7%         27.6%         29.8%         N.A.
  Rental sales                                               90.1%         92.1%         91.9%         91.9%         93.5%
  Retail sales                                               37.2%         40.7%         37.0%         37.6%         43.0%
                                                            ------        ------        ------        ------        ------
    Gross profit before depreciation
      and disposals                                          45.4%         48.7%         57.1%         69.2%         79.7%
  Furniture depreciation and disposals                       (6.2%)        (5.9%)        (7.9%)       (10.9%)       (12.4%)
                                                            ------        ------        ------        ------        ------
    Combined gross profit                                    39.2%         42.9%         49.1%         58.2%         67.3%

Operating expenses                                           31.9%         32.7%         38.6%         46.4%         51.8%
Amortization of intangible assets                             1.6%          1.4%          1.0%          0.3%          0.0%
                                                            ------        ------        ------        ------        ------
Operating income                                              5.7%          8.8%          9.5%         11.5%         15.6%
Interest/other                                                3.1%          3.0%          3.1%          2.0%          4.9%
                                                            ------        ------        ------        ------        ------
Income before taxes                                           2.7%          5.8%          6.4%          9.5%         10.7%
                                                            ======        ======        ======        ======        ======

         Fiscal 2000 results were impacted by certain nonrecurring items related primarily to the consolidation of real estate and clearance center inventories in Globe Furniture Rentals western markets and the accelerated implementation of a comprehensive corporate housing business information system. The following table presents selected income statement data in whole numbers, as well as on a percentage of revenues basis, excluding these nonrecurring items.

Summary Financial Data, excluding nonrecurring items

                                                                                               Year Ended February 29, 2000
                                                                                            ---------------------------------
                                                                                                                   Percent of
                                                                                             Amount                 Revenues
                                                                                            --------               ----------
Revenues                                                                                    $157,680                 100.0%
Gross profit                                                                                  62,059                  39.4%
Operating expenses (excluding amortization)                                                   48,884                  31.0%
Operating income                                                                              10,684                   6.8%
Income before taxes                                                                            5,851                   3.7%
Net income                                                                                     3,440                   2.2%
Diluted earnings per common share                                                              $0.71                    n/a


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

         The following table sets forth for the periods indicated certain income statement data as a percentage of total revenues adjusted to exclude the effect of the GranTree Gross Profit Accounting Effects on fiscal 1996 results and the aforementioned nonrecurring items on fiscal 2000 results.

                                                                        Years Ended February 28/29,
                                                   -----------------------------------------------------------------------
                                                   2000            1999             1998             1997            1996
                                                   -----           -----            -----            -----           -----
Combined gross profit                              39.4%           42.9%            49.1%            58.2%           64.3%
Operating income                                    6.8%            8.8%             9.5%            11.5%           12.5%
Income before taxes                                 3.7%            5.8%             6.4%             9.5%            7.6%
                                                   =====           =====            =====            =====           =====

         Globe implemented an aggressive corporate housing acquisition strategy in fiscal 1997. Since that time, the Company has completed fifteen corporate housing acquisitions, including the March 1999 acquisition of Castleton of Tulsa. All acquisitions to date have been accounted for using the purchase method of accounting.

         Corporate housing companies' assets consist primarily of accounts receivable, customer deposits and some minor furniture and fixed asset balances. Consequently, the purchase price for these businesses is allocated largely to goodwill and other intangibles. Cost of goodwill and other intangibles related to corporate housing acquisitions approximates $51.5 million and is being amortized on a straight-line basis over periods ranging from three to 35 years, with a weighted average life of approximately 24 years. Goodwill and intangibles amortization, which is a separate component of operating expenses, reduced operating profit by $2.5 million, or 1.6% of sales, in fiscal 2000; by $2.0 million, or 1.4% of sales, in fiscal 1999; and by $1.0 million, or 1.0% of sales, in fiscal 1998.

         Generally, the corporate housing business has a slightly lower operating margin than the furniture rental business, consisting of a lower gross profit margin offset somewhat by lower operating expenses as a percentage of revenues. As a result, the Company's gross profit margin and operating expenses as a percentage of revenues have been declining since the Company entered the corporate housing business. Gross profit margin excluding nonrecurring items decreased to 39.4% in fiscal 2000 from 42.9% in fiscal 1999 and 49.1% in fiscal 1998, resulting from corporate housing's increasing percentage of total revenues (64.6% in fiscal 2000 versus 59.2% and 41.2% in fiscal 1999 and 1998, respectively). Gross profit margin on rental sales in fiscal 2000 was 90.1% versus 29.6% for corporate housing. Comparable gross profit margins for fiscal 1999 were 92.1% and 28.7%, respectively. Because the Company is integrating its furniture rental and corporate housing operations, these gross profit percentages exclude furniture depreciation and disposals which can no longer be related to specific revenue categories. An additional result of this integration is that operating expenses and, therefore, operating margins for furniture rental and corporate housing cannot be specifically identified. Operating expenses, excluding amortization and the impact of nonrecurring expenses, decreased to 31.0% of revenues in fiscal 2000 from 32.7% in fiscal 1999 and 38.6% in fiscal 1998, while the operating margin, excluding amortization and the impact of nonrecurring items, decreased to 8.4% of revenues in fiscal 2000 from 10.2% in fiscal 1999 and 10.5% in fiscal 1998. The reduction in operating margin from fiscal 1999 to fiscal 2000 is primarily the result of the increasing mix of corporate housing revenues and a soft sales environment in fiscal 2000. Including amortization expense and excluding nonrecurring items, operating margins declined to 6.8% in fiscal 2000 from 8.8% in fiscal 1999 and 9.5% in fiscal 1998.

         Globe plans to continue its consolidation of corporate housing through additional acquisitions, thereby capitalizing on the desire of many corporations to have a corporate housing company that can meet their needs nationally. With the acquisitions to date, Globe has expanded its presence into 30 markets and is the market leader in several of these markets, with annualized corporate housing revenues exceeding $100 million. Globe is in the number three position in the industry based on revenues.

         A major risk of Globe's increasing presence in the corporate housing business is the potential loss of furniture rental revenues from competing corporate housing companies that are also customers. To date, the majority of this business with unaffiliated customers has been retained, which is largely attributable to the Company's superior level of service. Additionally, the significance of this risk has lessened over the four years that Globe has been in corporate housing. In fiscal 2000, unaffiliated corporate housing customers accounted for $6.6 million, or 4.2%, of Globe's revenues versus $8.1 million, or 5.5%, of Globe's revenues in fiscal 1999. During these time periods, furniture rental revenues from affiliated corporate housing providers, which are not included in reported revenues, were $7.1 million and $5.7 million, respectively.

         During fiscal 2000, the Company implemented a comprehensive corporate housing business information system which provides the tools for supporting Company-wide standardization, as well as for enhancing apartment unit inventory management and allowing operational efficiencies. Additionally, the system facilitates the national sales effort and provides a common platform as the Company begins to implement its business-to-business e-commerce efforts. Globe retained the services of an outside consulting firm to expedite the Company-wide rollout. Nonrecurring expenses consisting primarily of consulting fees of approximately $0.5 million were incurred and recorded in administrative expenses during fiscal year 2000.

         Due to the significant impact of the GranTree acquisition and the related GranTree Gross Profit Accounting Effects and the corporate housing acquisitions on the Company's operations and financial results, the Company's historical results of operations and period-to-period comparisons will not be indicative of future results.

COMPARISON OF FISCAL YEARS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

         Total revenues of $157.7 million increased $10.2 million, or 6.9%, in fiscal 2000 from $147.5 million in fiscal 1999 primarily due to acquisitions. Excluding the corporate housing operations acquired late in fiscal 1999 and in the first quarter of fiscal 2000 and the impact of the elimination of intercompany revenues (furniture rented to Company-owned corporate housing operations), total revenues decreased $8.4 million, or 5.6%, in fiscal 2000 versus fiscal 1999.

         Corporate housing sales of $101.9 million in fiscal 2000 increased 16.8% from $87.2 million in fiscal 1999. This increase was caused by acquisitions. Excluding the acquisitions made in the fourth quarter of fiscal 1999 and first quarter of fiscal 2000, corporate housing revenues declined 6.4% in fiscal 2000 compared to fiscal 1999. The decline was largely attributable to a general market softness, as well as completion of several large long-term customer projects.

         Rental sales of $39.0 million in fiscal 2000 decreased $4.4 million, or 10.2%, from $43.4 million in fiscal 1999 partially due to the elimination of intercompany revenues. Excluding the impact of these eliminations, rental revenues decreased 6.1%, reflecting a general softness in the residential market and a loss of business from some competing corporate housing customers.

         Retail sales of $16.9 million increased $0.1 million in fiscal 2000 from $16.8 million in fiscal 1999, resulting from a decrease of $1.9 million, or 24.1%, in clearance center revenues offset by an increase of $2.0 million, or 21.7%, in new furniture sales. The decrease in clearance center revenues is primarily the result of closure of a store in Michigan and a decrease in revenues in the Company's western markets resulting from the decision to consolidate clearance centers. The increase in new furniture sales is primarily the result of strong office furniture sales growth.

         Gross profit of $61.8 million in fiscal 2000 decreased $1.4 million, or 2.2%, from $63.2 million in fiscal 1999 and declined as a percentage of revenues to 39.2% from 42.9% over the same period due primarily to the higher mix of corporate housing revenues and the lower margins associated with these revenues. The gross profit percentage on corporate housing revenues improved versus the comparable prior year period to 29.6% from 28.7%. The gross profit percentage on rental sales decreased to 90.1% from 92.1%, largely due to higher housewares expenses. The gross profit percentage on retail sales decreased to 37.2% from 40.7% over the period, resulting from lower margins on clearance center revenues and the impact of a nonrecurring liquidation sale associated with the inventory consolidation in the western markets. Excluding this sale, retail gross profit was 38.6%. Additionally, the Company recorded a physical inventory adjustment of approximately $0.3 million during the third quarter of fiscal 2000.

         Operating expenses of $50.3 million (excluding amortization) in fiscal 2000 increased 4.4% from $48.2 million in fiscal 1999 as a result of acquisitions and approximately $1.4 million of nonrecurring expenses associated with the consolidation of real estate and clearance center inventories in the western markets and the accelerated implementation of the corporate housing system. As a percentage of total revenues, these expenses declined to 31.9% from 32.7% over the same period. Excluding the nonrecurring charges, operating expenses decreased to 31.0% of revenues during fiscal 2000 from 32.7% of revenues in fiscal 1999, as the Company implemented a cost-cutting program in response to lower revenue growth.

         As a result of Globe's continuing acquisition program, amortization of intangible assets increased $0.5 million, or 22.5%, to $2.5 million in fiscal 2000, from $2.0 million in fiscal 1999. As a percentage of revenues, amortization expenses increased to 1.6% from 1.4% over the same period.

         As a result of the changes in revenues, gross profit, operating expenses and amortization discussed above, operating income decreased 30.3% to $9.0 million, or 5.7% of revenues, in fiscal 2000 from $13.0 million, or 8.8% of revenues, in fiscal 1999. Excluding nonrecurring items, operating income decreased 17.7% to $10.7 million, or 6.8% of revenues, from $13.0 million, or 8.8% of revenues, over the same period.

         Interest/other expense increased $0.4 million to $4.8 million in fiscal 2000 from $4.4 million in fiscal 1999 and increased slightly to 3.1% of total revenues from 3.0% in the comparable prior year period. The increased expense for fiscal 2000 was due primarily to higher debt balances than in the comparable period of fiscal 1999. The debt increase was the result of funding required for fiscal 1999 acquisitions.

         Income before income taxes of $4.2 million in fiscal 2000 decreased $4.4 million, or 51.0%, compared to fiscal 1999 and as a percentage of revenues decreased to 2.7% from 5.8% over the same period. Excluding nonrecurring items, income before taxes decreased to $5.9 million, or 3.7% of revenues from $8.6 million, or 5.8% of revenues during the period.

         The Company's effective tax rate, which includes federal, state and local taxes, increased to 41.2% in fiscal 2000 from 40.0% in fiscal 1999. This increase in tax rate is largely attributable to Globe's expansion into states with higher tax rates than those included in the prior year period.


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

         Also, on September 29, 1997, the Company established a $30.0 million unsecured line of credit which replaced an existing $45.0 million secured line of credit. This $30.0 million line was increased on May 14, 1998, to $45.0 million. Interest is currently the lesser of the prime rate minus 25 basis points or LIBOR plus 150 basis points. At May 12, 2000, the unused line was $12.3 million, which is available for acquisitions and general corporate purposes.

         The term of the line of credit will expire on September 30, 2000, requiring full payment of the then outstanding balance. The Company expects to have other financing arrangements in place prior to this date.

         On February 29, 2000, the Company obtained a $4.0 million subordinated term loan from PNC Bank, due the earlier of December 31, 2000 or the date of the closing of the transactions contemplated by the Agreement and Plan of Merger dated January 13, 2000 (see Note 11 to the Consolidated Financial Statements for further discussion). The payment of the subordinated term loan is personally guaranteed by the Chairman of the Company. Interest is payable in quarterly installments commencing on June 1, 2000. Through June 30, 2000, the Company can elect to have the interest rate based on the prime rate or the Euro-Rate plus 200 basis points. After June 30, 2000 the interest rate elections are the prime rate or the Euro-Rate plus 275 basis points. At February 29, 2000 the interest rate was 7.875%.

         From March 1, 1999 through May 12, 2000 Globe used approximately $0.9 million from its line of credit, accrued $0.8 million in contingent consideration, issued approximately $0.3 million of notes payable and assumed approximately $0.1 million of liabilities in completing one acquisition and settling certain contingent consideration for selected fiscal 2000, 1999 and 1998 acquisitions. Additional contingent consideration of up to $2.0 million is payable in cash on fiscal 1999 acquisitions, subject to achieving certain future earnings levels. (See Note 2 to the Consolidated Financial Statements for further discussion of these acquisitions.)

         Other than acquisitions, the Company's principal use of cash is for furniture purchases. The Company purchases furniture to replace furniture which has been sold and to maintain adequate levels of rental furniture to meet existing and new customer needs. Furniture purchases were $20.6 million in fiscal 2000 and $21.2 million in fiscal 1999. The lower level of purchases in fiscal 2000 reflects a slow down in furniture rental revenues as well as the Company's efforts to better manage inventory levels. As the Company's growth strategies are implemented, furniture purchases are expected to increase.

         Capital expenditures were $2.4 million, $2.6 million and $3.7 million in fiscal 2000, 1999, and 1998, respectively. These expenditures are largely attributable to ongoing development of computer systems. Fiscal 1998 expenditures also included construction of a showroom/warehouse facility in Indianapolis, Indiana. Acquisitions of property and equipment financed through capital leases and not reflected in the preceding capital expenditure data were $0.2 million, $0.1 million and $0.5 million over the same periods.

         On March 13, 1997, Globe obtained a $1.5 million mortgage note to finance the showroom/warehouse facility in Indianapolis. The Company can elect to fix the interest rate for a one-, three-, or five-year period based on the corresponding Treasury Note rate plus 175 basis points, currently 6.25%. The initial term of the note requires full payment of the then outstanding balance on December 1, 2002; however, the Company expects to renew the note for an additional five-year period at that date.

         Costs to further develop the computer systems and support user equipment needs, which will be incurred in the next 12 months, are anticipated to be approximately $1.0 million. Non computer-related capital expenditures are also expected to approximate $1.0 million. All costs are expected to be funded by cash generated by operations. Any temporary cash deficiencies resulting from timing of these expenditures will be funded via the line of credit.

         The Company paid no material Federal income tax until fiscal 1994 when it began paying alternative minimum tax. At February 29, 2000, Globe had alternative minimum tax credit carryforwards of $1.0 million that can be carried forward indefinitely.

         In fiscal 2000 and 1999, net cash provided by operations was $28.5 million and $27.8 million, respectively, generating $5.5 million and $4.0 million, respectively, more cash than was necessary to fund investing activities (excluding acquisitions). The improvement in cash flow in fiscal 2000 results primarily from higher levels of depreciation and amortization and lower levels of furniture purchases and capital expenditures.

         In August 1999 and October 1998, Globe repurchased 5,000 and 50,000 shares of stock, respectively, for $0.07 million and $0.7 million, respectively, pursuant to an authorized $3.0 million stock repurchase program. These shares are held in treasury.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The pronouncement, which must be adopted in fiscal year 2002, applies to all entities and all types of derivatives. The Company is currently evaluating the impact of this pronouncement on its future financial reporting.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The SAB summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is currently evaluating the impact of this SAB on its financial reporting and expects it to have no affect.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25", which provides guidance on several implementation issues related to APB Opinion No. 25 on accounting for stock issued to employees. The Interpretation is generally effective beginning July 1, 2000 and applies prospectively. The Company is currently evaluating the impact of this pronouncement on its future financial reporting.


YEAR 2000

         The Company successfully completed its Year 2000 Remediation Plan and has not experienced material adverse consequences on its operations resulting from non-compliance of either its information technology or non-information technology systems.

         To date, Globe has not experienced material adverse consequences related to the operations of customers or vendors and it does not have a relationship with any third-party vendor which is material to its operations, nor is it aware of exposures related to these customers or vendors. However, there can be no assurance that future system failures of other companies on which the Company relies would not have an adverse impact on Globe's operations. Costs associated with any such failure cannot be reasonably estimated.

                                   ITEM 7(a)

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposures include movements in the prime rate, U.S. Treasury Note rates, LIBOR and Euro-Rate.

         The table below provides information on Globe's significant debt issuances by expected maturity date. (See Note 5 to the Consolidated Financial Statements for further information.)

                                                                   Years Ended February 28/29,
                                      ------------------------------------------------------------------------------------
(Dollars in thousands)                  2001         2002         2003        2004        2005      Thereafter      Total
                                      -------       ------       ------      ------      ------     ----------     -------
Debt Characteristics:

Unsecured revolving note              $28,828                                                                      $28,828
Average interest rate                    7.51%                                                                        7.51%

Unsecured senior note                               $4,285       $4,286      $4,286      $4,286      $12,857       $30,000
Fixed interest rate                                   7.54%        7.54%       7.54%       7.54%        7.54%         7.54%

Subordinated term loan                $ 4,000                                                                      $ 4,000
Average interest rate                    7.88%                                                                        7.88%

Mortgage note                         $    73       $   77       $   82      $   87      $   93      $   970       $ 1,382
Fixed interest rate                      6.25%        6.25%        6.25%       6.25%       6.25%        6.25%         6.25%

Other debt issues                     $   711       $  488       $  578                                            $ 1,777
Average fixed interest rate              5.85%        5.77%        5.69%                                              5.77%

                                     ITEM 8

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Financial Statements:                                                                PAGE
                                                                                     ----
Report of Independent Accountants                                                    F-1

Consolidated Balance Sheet:
         February 29, 2000 and February 28, 1999                                     F-2

Consolidated Statement of Income:
         Years ended February 29, 2000, February 28, 1999 and                        F-3
         February 28, 1998

Consolidated Statement of Cash Flows:
         Years ended February 29, 2000, February 28, 1999 and                        F-4
         February 28, 1998

Consolidated Statement of Changes in Shareholders' Equity:
         Years ended February 29, 2000, February 28, 1999 and                        F-5
         February 28, 1998

Notes to Consolidated Financial Statements                                           F-6

Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts for each                    F-21
         of the three years ended February 29, 2000

         All other schedules are omitted because they are not applicable or the required information is shown in the Company's financial statements or the notes thereto.

"Selected Quarterly Financial Data" has been included in Note 12 to Globe's Financial Statements.

                                     ITEM 9

          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

                                      None

                                    PART III


                                    ITEM 10

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information regarding the directors and executive officers of Globe Business Resources, Inc. is presented as of May 12, 2000.

NAME AND AGE                        OFFICE AND EXPERIENCE
------------                        ---------------------
David D. Hoguet, 48                 Mr. Hoguet has been Chairman of the Board
                                    and Chief Executive Officer of the Company since April 1990. From 1986 to 1990, he served as President of the Company and its predecessor businesses. He has been a director since 1988. Prior to joining Globe, Mr. Hoguet was Vice President of Finance,
                                    Treasurer and a director of Chemed
                                    Corporation. Mr. Hoguet is currently a
                                    director of the International Furniture
                                    Rental Association, serving a three year term from May 1997 through May 2000. He served as the Association's

                                    Chairman from May 1993 to March 1994 and as its President from March 1991 to May 1993. Mr. Hoguet is a founder of the Company.

Blair D. Neller, 47                 Mr. Neller joined the Company as Executive
                                    Vice President in April 1989 and has been President and Chief Operating Officer since
                                    April 1990 and a director since 1989. Prior to joining Globe, Mr. Neller was a Vice
                                    President in the Consumer Markets Division of Merrill Lynch & Co. Mr. Neller was a director of the International Furniture
                                    Rental Association from May 1995 through May
                                    1997. Mr. Neller is a founder of the
                                    Company.

Jeffery D. Pederson, 40             Mr. Pederson has served as Executive Vice
                                    President since January 1996. From January
                                    1996 until October 1997 he was responsible for the Company's western operations. In
                                    October 1997 Mr. Pederson's responsibilities were expanded to include all the Company's operations. From April 1994 until January
                                    1996, he served as Senior Vice President.
                                    Prior to joining Globe, Mr. Pederson was employed as the Vice President and Chief
                                    Operating Officer of Budget Rents Furniture,
                                    Inc.

 Sharon G. Kebe, 39                 Ms. Kebe has served as the Company's Senior
                                    Vice President - Finance and Treasurer since
                                    January 1996. She joined the Company as
                                    Controller in January 1993 and also served as Vice President - Finance between January
                                    1995 and January 1996. Prior to that time, Ms. Kebe was employed by Ernst & Young in various positions including audit manager and recruitment coordinator. Ms. Kebe is a certified public accountant.

Lyle J. Tomlinson, 38               Mr. Tomlinson has served as Regional Senior
                                    Vice President of the Company since October
                                    1997. From February 1993 to September 1997 he served as Senior Vice President of the Company and was a Vice President from April
                                    1990 through January 1993. Prior to April
                                    1990, Mr. Tomlinson was a District Manager of the Company.

Louis W. Holliday, Jr., 40          Mr. Holliday has served as Regional Senior
                                    Vice President since April 2000. From
                                    October 1997 to April 2000 he served as
                                    Regional Vice President. From March 1997 to
                                    September 1997 he was a Regional Manager and from April 1996 to February 1997 he served as District General Manager. From August
                                    1992 through March 1996, Mr. Holliday worked as a realtor in the real estate services division of Polley Polley and Madsen, previously acquired by Coldwell Banker.

Cory M. Nye, 39                     Mr. Nye has served as Vice President,
                                    Director of Globe Instant Office National
                                    Sales since April 2000. From October 1997 to
                                    April 2000 he served as a Regional Vice
                                    President. From January 1997 to October 1997
                                    he was a Regional Manager and from June 1994 to January 1997, he served as a District
                                    General Manager. From May 1992 through May
                                    1994, Mr. Nye was employed by B.K.M.
                                    California, a Steelcase dealership in Los
                                    Angeles, holding a variety of positions
                                    including Rental Division Manager, New
                                    Business Development Manager and Contract
                                    Sales Manager.

John H. Roby, 37                    Mr. Roby has served as Regional Vice
                                    President since October 1997. From February
                                    1997 to September 1997, he served as a
                                    Regional Manager and from November 1991 to
                                    January 1997 he was a District General
                                    Manager. Mr. Roby was an elected Officer and Vice President of the Columbus Apartment

                                    Association in 1997 and served on its Board of Trustees in 1996 and 1997. Prior to joining Globe, he was a District Manager for Glicks Furniture Rental, which Globe acquired in November 1991.

Timothy J. Duggan, 40               Mr. Duggan joined the Company as Vice
                                    President in January 1999. From July 1987 until January 1999, Mr. Duggan was President and Chief Executive Officer of Castleton, a corporate housing company he founded and which Globe acquired in January 1999. Prior to July 1987, he was employed by The
                                    Residence Inn by Marriott as regional sales and marketing director. Mr. Duggan was a charter member of the National Interim
                                    Housing Network and the founder of the
                                    Association of Interim Housing Providers, the corporate housing industry trade association.

Christopher S. Gruenke, 38          Mr. Gruenke joined the Company as Vice
                                    President and Chief Information Officer in
                                    October 1997. For two years prior to joining
                                    Globe, he was the President and founding partner of Westminster's Billiard Club. From
                                    1983 through 1995 he was employed by Marion
                                    Merrell Dow in their Information Systems division. He served as the Director of Information Systems for Marion Merrell Dow
                                    (Canada) located in Montreal, Quebec from 1992 through 1995.

William R. Griffin, 56              Mr. Griffin is the former President of
                                    Roto-Rooter, Inc., a provider of sewer and drain cleaning services, a position he held from May 1985 until September 1996. From May
                                    1991 until September 1996, Mr. Griffin was also an Executive Vice President of Chemed
                                    Corporation. He is currently a private
                                    investor. Mr. Griffin has been a director of the Company since 1996.

Alvin Z. Meisel, 71                 Mr. Meisel has been President of The Globe
                                    Furniture Company (d/b/a Globe Furniture
                                    Galleries), a furniture retailer located in Cincinnati, since 1959. He is a founder of the Company. Mr. Meisel has been a director of the Company since 1989.

Thomas C. Parise, 45                Mr. Parise has been President and CEO of
                                    Cirilium, a company that focuses on voice over internet protocol networks since
                                    September 1999. He is the former President of Inter-Tel, Incorporated, a designer and manufacturer of voice and data communication systems and network services, a position he held from January 1991 until April 1998. Mr.
                                    Parise served in various other capacities with Inter-Tel from March 1981 through January 1990. Mr. Parise has been a director of the Company since 1996.

None of the officers or directors is related except that Mr. Hoguet is Mr. Meisel's son- in-law.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Globe's executive officers, directors and persons who own more than 10% of a registered class of Globe's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Globe with copies of these reports. Based on a review of the copies of such reports received by it, and upon written representation from certain reporting persons that no reports were required, Globe believes that all of its executive officers, directors and 10% shareholders complied with the Section 16 reporting requirements during fiscal 2000.

                                    ITEM 11

                             EXECUTIVE COMPENSATION

         The following table presents certain data regarding the compensation of the Company's five most highly compensated executive officers for fiscal 2000.


                                                                                                             Long-Term
                                                 Annual Compensation                                   Compensation Awards
                                -------------------------------------------------------------      ---------------------------
                                                                                                    Number of
                                                                                                   Securities       Restricted
Name and                                                                       Other Annual        Underlying          Stock
Principal Position              Year           Salary            Bonus       Compensation (1)        Options         Award (2)
----------------------          ----          --------          -------      ----------------        ------          ---------
David D. Hoguet                 2000          $277,000               --          $ 2,409             10,000                --
Chairman of the Board           1999           265,800           80,000            2,596             10,000                --
of Directors, Chief             1998           249,969               --            2,497              6,000                --
Executive Officer

Blair D. Neller                 2000          $277,000               --          $ 2,901             10,000                --
President, Chief                1999           265,800           80,000            2,596             10,000                --
Operating Officer               1998           249,969               --            2,497              6,000                --

Jeffery D. Pederson             2000          $176,615          $25,000 (4)      $ 2,235             25,000                --
Executive Vice                  1999           166,385           57,188           22,190             10,000                --
President                       1998           138,615           65,000            1,862              6,000          $100,035

Sharon G. Kebe                  2000          $103,446          $45,000 (4)      $   799              7,500                --
Sr. Vice President -            1999            96,039           28,394              862              5,000                --
Finance & Treasurer             1998            83,690           17,350              900              4,000                --

Christopher S. Gruenke          2000          $118,585          $20,000 (4)      $   958              7,500                --
Vice President & Chief          1999           111,036           34,813              275              5,000                --
Information Officer(3)          1998            42,308           20,000               --              3,500                --


(1) Represents matching contributions made by the Company under its 401(k) savings plan and term life insurance premiums. In the case of Mr. Pederson, the 1999 amount also includes relocation expenses.

(2) On October 16, 1997 Mr. Pederson received a grant of 4,446 restricted shares of Globe common stock, pursuant to the 1997 Stock Option and Incentive Plan. Vesting is over 3 years. At present 1,482 shares have not yet vested.

(3)    Mr. Gruenke was employed by the Company in October 1997.

(4) Bonus payment is contingent upon completion of the contemplated merger with Equity Residential Properties Trust.

OPTION GRANTS IN LAST FISCAL YEAR


                              Number of           Percent of                                          Potential Realizable
                             Securities          Total Options                                          Value at Assumed
                             Underlying           Granted to        Exercise                          Annual Rates of Stock
                               Options           Employees in        Price         Expiration          Price Appreciation
Name                         Granted (1)          Fiscal Year     (per share)         Date             for Option Term (2)
-------------------          -----------          -----------     -----------         ----         --------------------------
                                                                                                      5%                10%
                                                                                                      --                ---
David D. Hoguet                 10,000                5.4%           $13.75         7/21/2009      $ 86,473          $219,140

Blair D. Neller                 10,000                5.4%           $13.75         7/21/2009      $ 86,473          $219,140

Jeffery D. Pederson             15,000                8.0%           $13.50         4/22/2009      $127,351          $322,733
                                10,000                5.4%           $13.75         7/21/2009      $ 86,473          $219,140

Sharon G. Kebe                   7,500                4.0%           $11.50         6/11/2009      $ 54,242          $137,460

Christopher S. Gruenke           7,500                4.0%           $11.50         6/11/2009      $ 54,242          $137,460

(1) Options are exercisable at the rate of 25% per year commencing one year after grant.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The potential realizable values shown are net of the option exercise price, but do not include deductions for taxes. The actual realizable values, if any, on the stock option exercises will depend on the future performance of the Common Stock, the optionee's continued employment through applicable vesting periods and the date on which the options are exercised.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES


                                                                   Number of Securities
                                   Shares                               Underlying                Value of Unexercised
                                  Acquired         Value           Unexercised Options            In-the-Money Options
Name                             on Exercise     Realized           at Fiscal Year End           at Fiscal Year End (1)
------------------------------   -----------     ---------      ---------------------------    --------------------------
                                                                Exercisable   Unexercisable    Exercisable  Unexercisable
                                                                -----------   -------------    -----------  -------------
David D. Hoguet                      --             --             10,000         22,000         $ 3,375        $ 1,125

Blair D. Neller                      --             --             10,000         22,000         $ 3,375        $ 1,125

Jeffery D. Pederson                  --             --             12,250         37,750         $28,688        $ 9,563

Sharon G. Kebe                       --             --              7,750         14,750         $19,125        $12,000

Christopher S. Gruenke               --             --              3,000         13,000              --        $ 5,625


(1)      Based on February 29, 2000 closing price of $12.25.


COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company receive $12,500 per year for serving as a director and a member of committees, plus $750 for each director's meeting attended and $500 for each director's meeting held by telephone. Committee members receive $750 per committee meeting attended, unless the committee meeting occurs on the same day as a director's meeting, in which case the committee member will receive only the director's meeting fee. Non-employee directors also receive an immediately exercisable option for the purchase of 1,000 shares of Globe common stock, annually, upon election to the Board of Directors, pursuant to the 1997 Directors Stock Option Plan. Directors who are employees of the Company are not separately compensated for serving as Directors.

         The Board of Directors appointed a two person special committee to evaluate Globe's contemplated merger with Equity Residential Properties Trust. The Chairman of this committee received a one-time fee of $5,500 and the other member received a one-time fee of $4,500. Both members receive $750 for each meeting attended.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee establishes, oversees and directs the executive compensation policies of the Company and administers the Company's stock option plans. The Committee consists of the Company's three independent outside directors, none of whom is or was an officer or employee of the Company.

         Meisel Investments, Inc., a corporation owned by Mr. Meisel, leased property to the Company in fiscal 2000. The Company believes that the terms of the leases are similar to those prevailing for comparable properties which could be obtained from unrelated parties. Globe leased five properties from Meisel Investments, Inc. throughout fiscal 2000. One of the leases expires on August 31, 2008, two expire on April 30, 2004, one expires on April 30, 2001 and one property is leased on a month-to-month basis. The Company made lease payments in fiscal 2000 of approximately $690,000 to Meisel Investments, Inc.

                                    ITEM 12

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

         The following are the only shareholders known by the Company to own beneficially 5% or more of its outstanding Common Stock as of May 12, 2000:


                                                 Amount and Nature
                                                   of Beneficial           Percent
Name of Beneficial Owner                           Ownership (1)           of Class
------------------------------                   ------------------        --------
David D. Hoguet
11260 Chester Road, Suite 400
Cincinnati, Ohio 45246                              784,087 (2)(3)           16.3%

Blair D. Neller
340 E. Palm Lane, Suite 230
Phoenix, Arizona 85004                              717,261 (3)(5)           14.9%

Alvin Z. Meisel
1650 Central Parkway
Cincinnati, Ohio 45210                              384,428 (4)               8.0%


(1) Includes outstanding exercisable options for the purchase of shares of Common Stock of 11,500 each for Messrs. Hoguet and Neller and 3,000 for Mr. Meisel.

(2) Includes 46,751 shares held as custodian for Mr. Hoguet's two minor children.

(3) Includes 122 shares for Mr. Hoguet and 118 shares for Mr. Neller that are held in the Company's 401(k) savings plan.

(4) Includes 100,000 shares held by the Meisel Family Foundation, an entity controlled by Mr. Meisel.

(5) Includes 318,492 shares beneficially owned by the Neller Trust, of which Mr. Neller is the trustee.

SECURITIES OWNERSHIP

         The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of May 12, 2000 by each director, each executive officer named in the Summary Compensation Table and by all directors and executive officers as a group.


                                                                      Common Stock
                                                                   Beneficially Owned
                                                              ---------------------------
Name                                                             Amount        Percentage
-------------------------------------                         ------------     ----------
David D. Hoguet (1)(2)(3)                                          784,087        16.3%

Blair D. Neller (2)(3)(7)                                          717,261        14.9%

Alvin Z. Meisel (2)(4)                                             384,428         8.0%

William R. Griffin (2)                                               4,500          *

Thomas C. Parise (2)                                                 5,000          *

Jeffery D. Pederson (2)(3)(5)                                       19,556          *

Sharon G. Kebe (2)(3)                                               11,719          *

Christopher S. Gruenke (2)(3)                                        4,948          *

All Executive Officers and
Directors as a Group (13 Persons) (6)                            2,038,248        41.5%


         * Less than one percent

(1) Includes 46,751 shares held as custodian for Mr. Hoguet's two minor children.

(2) Includes outstanding exercisable stock options for the purchase of shares of common stock of 11,500 each for Messrs. Hoguet and Neller, 3,000 each for Messrs. Meisel, Griffin and Parise, 17,500 for Mr. Pederson, 10,625 for Ms. Kebe and 4,875 for Mr. Gruenke.

(3) Includes 122 shares for Mr. Hoguet, 118 shares for Mr. Neller, 112 shares for Mr. Pederson, 94 shares for Ms. Kebe and 73 shares for Mr. Gruenke that are held in the Company's 401(k) savings plan.

(4) Includes 100,000 shares held by the Meisel Family Foundation, an entity controlled by Mr. Meisel.

(5) Does not include 1,482 restricted shares. These shares vest on the earlier of October 16, 2000 or completion of the contemplated merger with Equity Residential Properties Trust. Mr. Pederson has no rights in such shares until vested.

(6) Includes outstanding exercisable stock options for the purchase of shares of common stock and shares held in the Company's 401(k) savings plan.

(7) Includes 318,492 shares beneficially owned by the Neller Trust, of which Mr. Neller is the trustee.

                                    ITEM 13

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INDEBTEDNESS OF MANAGEMENT

         On January 20, 1998, the Company loaned $100,000 to Jeffery D. Pederson, Executive Vice President, pursuant to a promissory note. Interest accrues at the rate of 7.5% per annum and is payable annually on the anniversary date of the note. The principal amount is payable on the third anniversary date of the note. The loan was issued in connection with Mr. Pederson's relocation to Cincinnati, Ohio.

         On February 29, 2000, the Company obtained a $4.0 million subordinated term loan with PNC Bank, due the earlier of December 31, 2000 or the date of the closing of the transactions contemplated by the Agreement and Plan of Merger dated January 13, 2000. The payment of the subordinated term loan is personally guaranteed by the Chairman of the Company and is collateralized by certain personal assets. Interest is payable in quarterly installments commencing on June 1, 2000. Through June 30, 2000, the Company can elect to have the interest rate based on the prime rate or the Euro-Rate plus 200 basis points. After June 30, 2000 the interest rate elections are the prime rate or the Euro-Rate plus 275 basis points. At February 29, 2000 the interest rate was 7.875%.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Globe Business Resources, Inc.

In our opinion, the accompanying consolidated balance sheet and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Globe Business Resources, Inc. and its subsidiaries at February 29, 2000 and February 28, 1999 and the results of their operations and their cash flows for each of the three years in the period ended February 29, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Cincinnati, Ohio
May 2, 2000, except for Note 11, as to which the date is May 10, 2000

                         GLOBE BUSINESS RESOURCES, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                                              February 28/29,
                                                                     --------------------------------
                                                                       2000                    1999
                                                                     --------                --------
ASSETS:
Cash                                                                 $  2,142                $  1,123
Trade accounts receivable, less allowance for doubtful
  accounts of $1,039 and $977, respectively                            16,543                  11,982
Other receivables                                                       1,145                   1,418
Prepaid expenses                                                        3,989                   4,229
Rental furniture, net                                                  54,027                  55,426
Property and equipment, net                                             8,197                   8,469
Goodwill and other intangibles, less accumulated
  amortization of $5,753 and $3,262, respectively                      47,038                  47,580
Note receivable from officer                                              100                     100
Other notes receivable                                                    961                     490
Other, net                                                              1,161                     980
                                                                     --------                --------
  Total assets                                                       $135,303                $131,797
                                                                     ========                ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Accounts payable                                                     $  8,945                $  6,250
Customer deposits                                                       3,592                   2,072
Accrued compensation                                                    1,831                   2,628
Accrued taxes                                                              36                     304
Deferred income taxes                                                   6,079                   5,738
Accrued interest payable                                                1,294                   1,541
Other accrued expenses                                                  1,454                   1,250
Debt                                                                   66,438                  68,900
                                                                     --------                --------
  Total liabilities                                                    89,669                  88,683
                                                                     --------                --------

Common stock and other shareholders' equity:
  Common stock, no par, 15,000,000 shares
    authorized, 4,803,198, and 4,794,489
    shares outstanding, respectively                                   24,058                  24,018
  Retained earnings                                                    25,660                  23,180
  Fair market value in excess of historical cost of
    acquired net assets attributable to related
    party transactions                                                 (4,084)                 (4,084)
                                                                     --------                --------

  Total common stock and other shareholders' equity                    45,634                  43,114
                                                                     --------                --------

  Total liabilities and shareholders' equity                         $135,303                $131,797
                                                                     ========                ========


   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)



                                                                              Years Ended February 28/29,
                                                                 --------------------------------------------------
                                                                   2000                 1999                 1998
                                                                 --------             --------             --------
Revenues:
     Corporate housing sales                                     $101,865             $ 87,248             $ 42,840
     Rental sales                                                  38,965               43,384               45,337
     Retail sales                                                  16,850               16,818               15,723
                                                                 --------             --------             --------
                                                                  157,680              147,450              103,900
                                                                 --------             --------             --------

Cost of revenues:
     Cost of corporate housing sales                               71,679               62,181               31,008
     Cost of rental sales                                           3,874                3,428                3,664
     Cost of retail sales                                          10,587                9,966                9,912
     Furniture depreciation and disposals                           9,721                8,680                8,259
                                                                 --------             --------             --------
                                                                   95,861               84,255               52,843
                                                                 --------             --------             --------

Gross profit                                                       61,819               63,195               51,057

Operating expenses:
     Warehouse and delivery                                        10,811               10,366                9,509
     Occupancy                                                      7,580                7,456                7,012
     Selling and advertising                                       10,095               10,818                9,198
     General and administration                                    21,798               19,541               14,431
     Amortization of intangible assets                              2,491                2,034                1,003
                                                                 --------             --------             --------
                                                                   52,775               50,215               41,153
                                                                 --------             --------             --------

Operating income                                                    9,044               12,980                9,904

Other expense (income):
    Interest expense                                                4,897                4,410                3,055
    Other, net                                                        (64)                 (21)                 186
                                                                 --------             --------             --------
                                                                    4,833                4,389                3,241

Income before income taxes                                          4,211                8,591                6,663

Provision for income taxes                                          1,735                3,437                2,598
                                                                 --------             --------             --------

Net income                                                       $  2,476             $  5,154             $  4,065
                                                                 ========             ========             ========

Earnings per common share:
  Basic                                                          $   0.52             $   1.13             $   0.91
                                                                 ========             ========             ========
  Diluted                                                        $   0.51             $   1.10             $   0.89
                                                                 ========             ========             ========

Weighted average number of common shares outstanding:
  Basic                                                             4,799                4,578                4,475
  Diluted                                                           4,836                4,689                4,577



   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Dollars in thousands)

                                                                                 Years Ended February 28/29,
                                                                     -------------------------------------------------
                                                                        2000               1999                 1998
                                                                     ---------           ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   2,476           $   5,154           $   4,065
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Rental furniture depreciation                                        7,867               7,781               7,177
    Other depreciation and amortization                                  5,268               4,130               2,625
    Provision for losses on accounts receivable                            784                 463                 541
    Provision for deferred income taxes                                    341               1,555               1,282
    Loss/(gain) on sale of property and equipment                           27                  (3)                 10
    Book value of furniture sales and rental buyouts                    14,112              12,812              12,368
    Changes in assets and liabilities:
      Accounts receivable                                               (5,074)             (4,952)             (3,467)
      Notes receivable                                                    (471)                 --                (100)
      Other assets, net                                                   (177)               (402)               (272)
      Prepaid expenses                                                     224              (1,442)               (107)
      Accounts payable                                                   2,695               2,677                (877)
      Customer deposits                                                  1,510                (366)                400
      Accrued compensation                                                (804)                413                (598)
      Accrued taxes                                                       (268)                (41)               (285)
      Accrued interest payable                                            (247)                420                 736
      Other accrued expenses                                               187                (405)                (27)
                                                                     ---------           ---------           ---------
        Net cash provided by operating activities                       28,450              27,794              23,471
                                                                     ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to rental furniture                                          (20,580)            (21,242)            (23,620)
Purchases of property and equipment                                     (2,361)             (2,622)             (3,742)
Purchases of businesses, net of cash acquired                           (1,600)            (19,940)            (15,055)
Other investing activities                                                   1                  31                   6
                                                                     ---------           ---------           ---------
        Net cash used in investing activities                          (24,540)            (43,773)            (42,411)
                                                                     ---------           ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on the revolving credit agreements                          172,158             172,820             131,213
Repayments on the revolving credit agreements                         (177,746)           (154,880)           (143,290)
Borrowings on the senior note                                               --                  --              30,000
Borrowings on the subordinated term loan                                 4,000                  --                  --
(Repayments)/borrowings of other debt                                     (634)               (546)              1,309
Principal payments under capital lease obligations                        (713)               (170)               (508)
Exercise of common stock options                                           107                   5                  25
Purchase of treasury stock                                                 (63)               (653)                 --
                                                                     ---------           ---------           ---------
        Net cash (used in)/provided by financing activities             (2,891)             16,576              18,749
                                                                     ---------           ---------           ---------

Net increase/(decrease) in cash                                          1,019                 597                (191)
Cash at beginning of period                                              1,123                 526                 717
                                                                     ---------           ---------           ---------
Cash at end of period                                                $   2,142           $   1,123           $     526
                                                                     =========           =========           =========

Supplemental cash flow information:
  Cash paid for interest                                             $   5,289           $   4,075           $   2,348
                                                                     =========           =========           =========
  Cash paid for income taxes                                         $   1,788           $   1,922           $   1,485
                                                                     =========           =========           =========



   The accompanying notes are an integral part of these financial statements.

                         GLOBE BUSINESS RESOURCES, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)

                                              Common Stock                                 Excess
                                        -------------------------                           Fair
                                        Outstanding                       Retained         Market
                                          Shares           Amount         Earnings          Value          Total
                                        ---------         -------         --------        --------        -------
Balance at February 28, 1997            4,440,509         $19,883         $14,037         $(4,084)        $29,836

Stock issued in connection with
  acquisitions                             94,595           1,479                                           1,479
Restricted stock issued                     4,446             100                                             100
Exercise of options, net of tax
  effects                                   8,849              30             (89)                            (59)
Net income                                                                  4,065                           4,065
                                        ---------         -------         -------         -------         -------

Balance at February 28, 1998            4,548,399         $21,492         $18,013         $(4,084)        $35,421

Stock issued in connection with
  acquisitions                            287,784           3,171                                           3,171
Purchase of treasury stock                (50,000)           (653)                                           (653)
Exercise of options, net of tax
  effects                                   8,306               8              13                              21
Net income                                                                  5,154                           5,154
                                        ---------         -------         -------         -------         -------

Balance at February 28, 1999            4,794,489         $24,018         $23,180         $(4,084)        $43,114

Purchase of treasury stock                 (5,000)            (63)                                            (63)
Exercise of options, net of tax
  effects                                  13,709             103               4                             107
Net income                                                                  2,476                           2,476
                                        ---------         -------         -------         -------         -------

Balance at February 29, 2000            4,803,198         $24,058         $25,660         $(4,084)        $45,634
                                        =========         =======         =======         =======         =======


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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of accounts receivable, other assets, accounts payable, accrued expenses and debt approximate fair value, calculated based on discounted cash flows.

REPORTABLE SEGMENTS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which requires an entity to present certain information about each identified segment that exceeds certain quantitative thresholds for revenue, earnings and assets.

         Because the Company is integrating its furniture rental and corporate housing operations it is possible only to identify revenues and gross profit before furniture depreciation and disposals. This information is reported separately in the Consolidated Statement of Income.

         Furniture depreciation and disposals cannot be related to specific revenue categories. Operating expenses and operating margins for furniture rental and corporate housing cannot be specifically identified. Assets and liabilities are not specifically allocated between furniture rental and corporate housing operations.

RENTAL FURNITURE

         Rental furniture is stated at cost and depreciated on a straight-line basis at a rate of 1% per month, which is designed to approximate an estimated useful life of four years with provision for a 50% residual value.

PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, including interest on funds borrowed to finance the acquisition or construction of major capital additions. Capitalized interest was $21, $16 and $27 in fiscal 2000, 1999 and 1998, respectively. Depreciation expense is provided on a straight-line basis over estimated useful lives of three to ten years.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases. Expenditures that enhance or extend the useful lives of the assets involved, including the development of internal use software, are capitalized. Maintenance and repair expenditures are expensed as incurred. When property and equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income. The Company periodically reviews property and equipment and impairments will be recognized if a permanent decline in value has occurred. Such impairment would be calculated based on discounted cash flows.

GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangibles are amortized on a straight-line basis over periods ranging from three to 35 years, with a weighted average life of approximately 24 years. The Company periodically reviews goodwill and other intangibles and impairments will be recognized if a permanent decline in value has occurred. Such impairment would be calculated based on discounted cash flows. Accumulated amortization of goodwill and other intangibles was $5,753 at February 29, 2000 and $3,262 at February 28, 1999.

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

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The following table presents the calculation of basic and diluted earnings per share for the periods indicated.



                                                                                Years Ended February 28/29,
                                                                         ------------------------------------------
(Shares in thousands)                                                     2000              1999              1998
                                                                         ------            ------            ------

Net income used to calculate basic and diluted
  earnings per share                                                     $2,476            $5,154            $4,065
                                                                         ======            ======            ======

Weighted average common shares used to calculate
  basic earnings per share                                                4,799             4,578             4,475
                                                                         ======            ======            ======

Basic earnings per common share                                          $ 0.52            $ 1.13            $ 0.91
                                                                         ======            ======            ======


Shares used in the calculation of diluted earnings per share:
  Weighted average common shares                                          4,799             4,578             4,475
  Dilutive effect of assumed exercise of options
    for the purchase of common shares                                        37                52                82
  Dilutive effect of assumed issuance of
    contingently issuable shares                                             --                59                20
                                                                         ------            ------            ------
Weighted average common shares used to calculate
    diluted earnings per share                                            4,836             4,689             4,577
                                                                         ======            ======            ======

Diluted earnings per common share                                        $ 0.51            $ 1.10            $ 0.89
                                                                         ======            ======            ======



         A weighted average total of 324 shares, 143 shares and 51 shares were considered anti-dilutive in earnings per share calculations for the years ended February 29, 2000, February 28, 1999 and February 28, 1998, respectively.

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

STOCK OPTION PLAN

         The Company follows Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", in accounting for its employee stock options and has not recognized compensation expense for those options granted in the years ended February 28/29, 2000, 1999, and 1998. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to adopt the disclosure only provisions. (See Note 7 for further information.)

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended". The pronouncement, which must be adopted in fiscal year 2002, applies to all entities and all types of derivatives. The Company is currently evaluating the impact of this pronouncement on its future financial reporting.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The SAB summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company is currently evaluating the impact of this SAB on its financial reporting and expects it to have no affect.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25", which provides guidance on several implementation issues related to APB Opinion No. 25 on accounting for stock issued to employees. The Interpretation is generally effective beginning July 1, 2000 and applies prospectively. The Company is currently evaluating the impact of this pronouncement on its future financial reporting.

NOTE 2--ACQUISITIONS:

         During fiscal 2000, the Company completed the asset acquisition of Castleton of Tulsa, a privately owned corporate housing business, and paid certain other consideration on fiscal 1998 and 1999 acquisitions. These transactions were completed by payment of approximately $0.3 million in cash, accrual of $0.8 million in contingent consideration earned on a fiscal 1999 acquisition, issuance of $0.3 million of notes payable and the assumption of certain liabilities. Additional contingent consideration of up to $2.5 million is payable in cash on fiscal 1999 acquisitions, subject to achieving certain future earnings levels.

         In accordance with APB No. 16, all acquisitions were accounted for using the purchase method.

         The purchase price allocation for the businesses is as follows:


Cash, receivables and prepaids            $     8
Rental furniture                               --
Property and equipment                         10
Other assets                                    4
Goodwill and other intangibles              1,949
                                          -------
                                            1,971
Liabilities assumed                          (363)
                                          -------
                                          $ 1,608
                                          =======


         Certain pro forma Globe consolidated income statement data are not presented due to the immaterial impact of Castleton of Tulsa on the previously reported operating results. Current year actual results reflect the acquisition for the entire reporting period.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 3--RENTAL FURNITURE:

         Rental furniture consists of the following:



                                           February 28/29,
                                    -----------------------------
                                      2000                 1999
                                    --------             --------

Furniture on rental                 $ 41,675             $ 43,648
Furniture on hand                     25,478               24,120
                                    --------             --------
                                      67,153               67,768
Accumulated depreciation             (13,126)             (12,342)
                                    --------             --------
                                    $ 54,027             $ 55,426
                                    ========             ========


NOTE 4--PROPERTY AND EQUIPMENT AND LEASES:

         Property and equipment consists of the following:


                                                                 February 28/29,
                                                          -----------------------------
                                                            2000                 1999
                                                          --------             --------

Land                                                      $    370             $    370
Buildings                                                    1,949                1,949
Leasehold improvements                                       2,337                2,888
Delivery equipment                                           3,216                2,811
Office and store equipment                                   8,482                6,183
Assets under capital lease (primarily delivery
  and computer equipment)                                      793                1,000
Construction in progress                                        --                  519
                                                          --------             --------
                                                            17,147               15,720
Accumulated depreciation and amortization                   (8,950)              (7,251)
                                                          --------             --------
                                                          $  8,197             $  8,469
                                                          ========             ========


         The Company leases certain real property and equipment under operating leases from unrelated third parties and from certain of the Company's directors. Lease terms range from one to 15 years. Rental expense was $4,374, $4,354 and $4,149 in 2000, 1999 and 1998, respectively.

         Acquisition of assets financed through capital leases totaled $180, $103, and $543 in 2000, 1999 and 1998, respectively.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Minimum future rentals under noncancelable capital and operating leases at February 29, 2000 are as follows:


                                                                         Operating Leases
                                                                   -----------------------------
                                              Capital              Related             Unrelated
                                               Leases              Parties              Parties               Total
                                              ----------------------------------------------------------------------

2001                                          $    253             $    585            $  3,903             $  4,741
2002                                               209                  460               2,854                3,523
2003                                                17                  439               2,011                2,467
2004                                                --                  439               1,260                1,699
2005                                                --                  253                 300                  553
Thereafter                                          --                  770                 231                1,001
                                              --------             --------            --------             --------
Total minimum lease payments                       479                2,946              10,559               13,984
Amounts receivable from sublease                    --                   --                 (61)                 (61)
                                              --------             --------            --------             --------
Minimum future lease obligations                   479             $  2,946            $ 10,498             $ 13,923
                                                                   ========            ========             ========
Amount representing interest                       (28)
                                              --------
Present value of capital lease obligations    $    451
                                              ========

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 5--DEBT:

         Outstanding debt consists of the following:

                                                              February 28/29,
                                                        --------------------------
                                                          2000               1999
                                                        -------            -------

The Fifth Third Bank, PNC Bank and
  Norwest Bank unsecured revolving note,
  average interest of 7.51% and 6.62%                   $28,828            $34,416

7.54% Senior Notes, unsecured, interest
  payable semi-annually on March 1 and
  September 1, due September 1, 2007                     30,000             30,000

7.875% subordinated term loan payable to
  PNC Bank, interest payable in quarterly
  installments, due the earlier of December
  31, 2000 or the closing date of the
  transactions contemplated by the Agreement
  and Plan of Merger dated January 13, 2000               4,000                 --

6.25% mortgage note payable to The Fifth
  Third Bank, interest payable in monthly
  installments, due December 1, 2002                      1,382              1,445

6.0% note payable to seller of acquired
  business, payable in monthly installments,
  due December 31, 2000                                     250                550

6.0% note payable to seller of acquired
  business, payable in quarterly
  installments, due December 31, 2002                     1,129              1,463

5.0% note payable to seller of acquired
  business, payable in quarterly
  installments, due December 31, 2002                       398                500

Capital lease obligations                                   451                526
                                                        -------            -------
                                                        $66,438            $68,900
                                                        =======            =======


         On September 29, 1997, the Company obtained a $30 million unsecured line of credit with The Fifth Third Bank and PNC Bank. This line of credit was increased, by amendment, on May 14, 1998 to a $45 million unsecured line of credit with The Fifth Third Bank, PNC Bank and Norwest Bank. Interest rates for this revolving line of credit are based on a leverage formula, which is currently the lesser of the prime rate minus 25 basis points or LIBOR plus 150 basis points. At February 29, 2000, the line of credit provided a total unused credit facility of approximately $16.2 million. Unused facility fees are payable at 0.20% per year. The term of the line of credit will expire on September 30, 2000.

         The line of credit, as amended, contains covenants that limit the amount of dividends or distributions the Company can pay on its common stock and the amount of its own stock the Company can repurchase. The Company may pay dividends or distributions on

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


its common stock or repurchase shares of its common stock as long as the aggregate amount is not in excess of $2 million in any fiscal year. Any portion of such $2 million which is not utilized in a fiscal year ending February 28/29 will be available for utilization during the next fiscal year in addition to the $2 million already available for that year.

         On March 13, 1997, the Company obtained a $1.5 million construction loan with The Fifth Third Bank to fund construction of a showroom/clearance center/warehouse facility. Effective December 1, 1997 the construction loan was amended to a mortgage note due December 1, 2002, with principal and interest payable monthly. The Company can elect to fix the interest rate for a one-, three-, or five-year period based on the corresponding Treasury Note rate plus 175 basis points. Principal and interest are amortized over a 15-year period. At February 29, 2000 the interest rate was 6.25%.

         On September 29, 1997, the Company completed a private placement of $30 million of unsecured 7.54% Senior Notes due September 1, 2007, with interest payable semi-annually on March 1 and September 1. Principal payments of $4.3 million are due annually beginning September 1, 2001. These Senior Notes may be redeemed at a premium.

         On February 29, 2000, the Company obtained a $4.0 million subordinated term loan with PNC Bank, due the earlier of December 31, 2000 or the date of the closing of the transactions contemplated by the Agreement and Plan of Merger dated January 13, 2000 (see Note 11). The payment of the subordinated term loan is personally guaranteed by the Chairman of the Company and is collateralized by certain personal assets. Interest is payable in quarterly installments commencing on June 1, 2000. Through June 30, 2000, the Company can elect to have the interest rate based on the prime rate or the Euro-Rate plus 200 basis points. After June 30, 2000 the interest rate elections are the prime rate or the Euro-Rate plus 275 basis points. At February 29, 2000 the interest rate was 7.875%.

         The aggregate payments of debt outstanding at February 29, 2000 for the next five fiscal years and thereafter are summarized as follows:


2001                                 $ 33,844
2002                                    5,052
2003                                    4,963
2004                                    4,373
2005                                    4,379
Thereafter                             13,827
                                     --------
                                     $ 66,438
                                     ========



NOTE 6-SHAREHOLDERS' EQUITY:

         One hundred thousand authorized but unissued shares of preferred stock may be issued from time to time in series having such designated preferences and rights, qualifications and limitations as the Board of Directors may determine without any approval of shareholders.

         On March 12, 1998, the Company's Board of Directors approved a program for the repurchase of up to $3 million of the Company's outstanding common stock. Shares may be purchased as market conditions warrant in the open market or in privately negotiated transactions. During fiscal 2000 and 1999, 5,000 and 50,000 shares were repurchased for $63 and $653, respectively. These shares are currently held in treasury, and are accounted for as if retired.

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

         Effective January 11, 1996, April 8, 1997 and April 21, 1998, the Company established stock option plans (the 1996 Plan, 1997 Plan and 1998 Plan, respectively) which provided for the grant of options to purchase up to 200,249, 150,000 and 150,000 shares of common stock, respectively, at the date established. The 1998 Plan was amended, effective July 20, 1999, by shareholder vote, to provide for the grant of an additional 150,000 options. All Plans are administered by the Compensation Committee of the Company's Board of Directors. The Committee typically grants options at market value at the date of grant. The maximum number of shares with respect to which options may be granted to any employee during each fiscal year of the Company is 19,071 under the 1996 Plan and 20,000 under both the 1997 and 1998 Plans. Options under all plans become exercisable at the rate of 25% per year commencing one year after grant or as determined by the Committee and expire ten years after date of grant.

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


                                                                        Weighted
                                                    Number of           Average
                                                     Shares              Price
                                                    -------             ------

Options outstanding at February 28, 1997            151,793             $ 7.07
                                                    -------             ------

  Granted                                           192,500             $19.72
  Canceled                                          (42,687)            $10.52
  Exercised                                         (13,188)            $ 3.36

Options outstanding at February 28, 1998            288,418             $15.18
                                                    -------             ------

  Granted                                           173,750             $13.33
  Canceled                                          (54,000)            $19.03
  Exercised                                         (16,875)            $ 3.67

Options outstanding at February 28, 1999            391,293             $14.32
                                                    -------             ------

  Granted                                           189,500             $13.11
  Canceled                                          (87,685)            $14.83
  Exercised                                         (14,377)            $13.24

Options outstanding at February 29, 2000            478,731             $13.94
                                                    -------             ------


         The fair value of each option granted during fiscal 2000, 1999 and 1998 is estimated using the Black-Scholes option-pricing model assuming: (1) average risk-free interest rate of 5.74%, 4.51% and 6.07%, respectively, (2) expected life of 5 years, (3) expected volatility of 40% and (4) no dividend yield.

         The weighted average fair value of options granted in fiscal 2000, 1999 and 1998 was $5.74, $5.59 and $8.74, respectively.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         The following tables summarize stock options outstanding and exercisable at February 29, 2000:

                                                   Options Outstanding
------------------------------------------------------------------------------------------------------------------------
                                                                    Weighted Average
      Range of Exercise                    Options                      Remaining                  Weighted Average
           Prices                        Outstanding                Contractual Life                Exercise Price
-------------------------      ------------------------------   -------------------------     --------------------------

           $ 1.03                            6,793                       0.15 yrs.                       $ 1.03
      $ 8.00 - $ 9.75                       55,313                       6.34 yrs.                       $ 8.06
      $11.50 - $14.75                      335,375                       8.91 yrs.                       $13.14
      $22.25 - $23.00                       81,250                       7.63 yrs.                       $22.31

      $ 1.03 - $23.00                      478,731                       8.27 yrs.                       $13.94



                                        Options Exercisable
----------------------------------------------------------------------------------------------------
        Range of Exercise                    Options                       Weighted Average
             Prices                        Exercisable                      Exercise Price
----------------------------      --------------------------------    ------------------------------

            $ 1.03                              6,793                            $ 1.03
        $ 8.00 - $ 9.75                        39,877                            $ 8.04
        $11.50 - $14.75                        56,438                            $13.24
        $22.25 - $23.00                        41,500                            $22.31

        $ 1.03 - $23.00                       144,608                            $13.84



         Upon closing of the transactions contemplated by the Agreement and Plan of Merger dated January 13, 2000 (see Note 11), each outstanding option to purchase Globe common stock, whether or not exercisable, will be canceled and the option holders will receive the merger consideration of $13.00 per share less the exercise price per share for their options. All options will be fully vested for this purpose.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Had compensation expense been recorded for 2000, 1999 and 1998 grants for stock-based compensation plans in accordance with the provisions of SFAS No. 123, the Company would have reported net income and earnings per share as follows:

                                                   2000              1999              1998
                                                  ------            ------            ------
Net income applicable to common stock:

  As reported                                     $2,476            $5,154            $4,065
  Pro forma                                       $2,078            $4,830            $3,894

Earnings per common share:

  As reported
    Basic                                         $ 0.52            $ 1.13            $ 0.91
    Diluted                                       $ 0.51            $ 1.10            $ 0.89
  Pro forma
    Basic                                         $ 0.43            $ 1.06            $ 0.87
    Diluted                                       $ 0.43            $ 1.03            $ 0.85


NOTE 8--INCOME TAXES:

         The components of income tax expense for the years ended February 29, 2000, February 28, 1999 and February 28, 1998 are as follows:


                                                February 28/29,
                                 ------------------------------------------
                                  2000              1999              1998
                                 ------            ------            ------
Current                          $1,100            $1,425            $  931
Deferred                            341             1,555             1,282
State and local taxes               294               457               385
                                 ------            ------            ------
                                 $1,735            $3,437            $2,598
                                 ======            ======            ======

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


         Deferred tax assets and liabilities consist of the following:


                                                                       February 28/29,
                                                                ---------------------------
                                                                  2000               1999
                                                                -------             -------
Deferred assets:
  Alternative minimum tax (AMT) credit carryforwards            $   981             $   586
  Deferred state taxes                                              390                 221
  Accruals                                                          590               1,049
  Excess GranTree tax basis                                         213                 195
  Capitalized reorganization costs                                  354                 299
  Other                                                             216                 144
                                                                -------             -------
                                                                  2,744               2,494
Deferred liabilities:
  Depreciation and other                                         (8,491)             (7,900)
                                                                -------             -------
Net deferred liability                                           (5,747)             (5,406)
Valuation allowance                                                (332)               (332)
                                                                -------             -------
Liability reflected in balance sheet                            $(6,079)            $(5,738)
                                                                =======             =======


         A reconciliation of the effective tax rate to the statutory federal tax rate is summarized as follows:


                                                                        February 28/29,
                                                         ------------------------------------------
                                                          2000              1999              1998
                                                         ------            ------            ------

Federal income taxes at 34% statutory rate               $1,430            $2,921            $2,265
State and local taxes, net of federal benefit               217               434               304
Permanent differences                                        54                36                19
Other                                                        34                46                10
                                                         ------            ------            ------
Provision for income taxes                               $1,735            $3,437            $2,598
                                                         ======            ======            ======


         The AMT credit carryforwards of $981 at February 29, 2000 can be carried forward indefinitely. As a result of the initial public offering and the subsequent ownership change of the Company by more than 50%, the annual utilization of the AMT credit carryforward is limited. The Company began using the alternative minimum tax carryforward in fiscal 1997.

         The tax basis of GranTree's net assets at the date of its acquisition by Globe exceeded the financial reporting basis by $971. However, income tax regulations limit the portion of such excess basis that can be deducted for income tax purposes for a period of five years following the date of acquisition. The restrictions lapsed in January 1998 and the Company began using this deduction in fiscal 1998. At February 29, 2000, approximately $530 of the excess basis was available as a tax deduction.

         The valuation allowance primarily relates to capitalized reorganization costs, which can only be realized upon certain dispositions or liquidations of GranTree.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 9--401(k) PLANS:

         The Company maintains a defined benefit contribution plan for its employees. An employee must complete one year of service and attain the age of 21 to be eligible to participate in the plan. To satisfy the required period of service, an employee must complete at least 1,000 hours of service during a consecutive twelve-month period. Eligible employees may elect to have between 1% and 15% of their before-tax pay contributed to the plan. Until January 1, 2000 the Company made a matching contribution of 25 cents on each dollar contributed by a participant up to 4% of a participant's total pay. Effective January 1, 2000 this match was increased to 35 cents. Participants become vested in the Company contributions to the extent of 10% after one year, 25% after two years, 45% after three years, 70% after four years, and 100% after five years.

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

         Expense related to these plans was $86, $81 and $70 in 2000, 1999, and 1998, respectively.

NOTE 10--RELATED PARTY TRANSACTIONS:

         The Company leases certain real property and equipment under operating leases from certain of the Company's directors. Lease terms range from one to ten years. On March 31, 1998 one operating lease with certain of the Company's officers and directors was canceled at no penalty to the Company. Related party rental expenses were $690, $621 and $754 in 2000, 1999, and 1998, respectively.

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

NOTE 11-SUBSEQUENT EVENT/PENDING MERGER TRANSACTION:

         The Company announced on January 14, 2000 that it had entered into a definitive agreement with Equity Residential Properties Trust for the sale of Globe for $13.00 per share, payable in cash upon closing, and up to an additional $.50 per share post closing, upon final determination of costs, if any, relating to any potential breaches on certain representations and covenants. The agreement was subject to approval by Globe shareholders and was subject to customary closing conditions.

         On May 10, 2000 the Company announced that it had entered into an Amended and Restated Agreement and Plan of Merger with Equity Residential Properties Trust. The agreement continues to provide for the sale of Globe for $13.00 per share, payable in cash upon closing, but eliminates the potential post closing payment of up to $.50 per share. The agreement must be approved by Globe shareholders and is subject to customary closing conditions.

                         GLOBE BUSINESS RESOURCES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


NOTE 12--QUARTERLY INFORMATION (UNAUDITED):

         Quarterly Operating Results - The following are quarterly results of consolidated operations for fiscal 2000 and fiscal 1999 (in thousands except per share data).


                                             1st            2nd            3rd            4th
                                           Quarter        Quarter        Quarter        Quarter          Total
                                           -------        -------        -------        -------         --------
FISCAL YEAR ENDED FEBRUARY 29, 2000
  Revenues                                 $40,376        $42,915        $39,308        $35,081         $157,680
  Gross profit                              16,556         17,349         14,620         13,294           61,819
  Operating income                           3,220          3,404          1,773            647            9,044
  Net income                                 1,188          1,269            372           (353)           2,476
  Earnings per common share:
    Basic                                  $  0.25        $  0.26        $  0.08       -$  0.07         $   0.52
    Diluted                                $  0.25        $  0.26        $  0.08       -$  0.07         $   0.51

FISCAL YEAR ENDED FEBRUARY 28, 1999
  Revenues                                 $32,882        $39,676        $38,208        $36,684         $147,450
  Gross profit                              14,919         17,372         15,964         14,940           63,195
  Operating income                           2,758          3,910          3,388          2,924           12,980
  Net income                                 1,075          1,665          1,440            974            5,154
  Earnings per common share:
    Basic                                  $  0.24        $  0.37        $  0.32        $  0.21         $   1.13
    Diluted                                $  0.23        $  0.36        $  0.31        $  0.21         $   1.10

                         GLOBE BUSINESS RESOURCES, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (Dollars in thousands)


                                                              Charged
                                                             (Credited)       Charged
                                          Balance at          to Cost        (Credited)                        Balance at
                                           Beginning            and           to Other                           End of
Description                                of Period          Expenses        Accounts        Deductions         Period
---------------------------------          ---------          --------        --------        ----------         ------

Allowance for doubtful accounts:
  Year ended February 29, 2000                $977              $784            $--              $722            $1,039
  Year ended February 28, 1999                 609               463             --                95               977
  Year ended February 28, 1998                 460               541             --               392               609




                                                              Charged
                                          Balance at         (Credited)                          Balance at
                                           Beginning          to Other                             End of
Description                                of Period          Accounts        Deductions           Period
---------------------------------          ---------          --------        ----------           ------

FAS 109 valuation allowance:
  Year ended February 29, 2000               $332               $--               $--               $332
  Year ended February 28, 1999                332                --                --                332
  Year ended February 28, 1998                332                --                --                332

                                     PART IV

                                     ITEM 14

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

(a)      Documents filed as part of this Report:

               1. Financial Statements are included in Part II, Item 8.

               2. Financial Statement Schedules are included in Part II, Item 8.

               3. Exhibits - see Exhibit Index.

(b)      Reports on Form 8-K filed during the fourth quarter of fiscal 2000:

               Form 8-K filed January 19, 2000 under Item 5 for the definitive agreement with a subsidiary of Equity Residential Properties Trust for the sale of Globe.

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

Signed:  May 19, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                            Capacity                                        Date
---------                                            --------                                        ----



/s/ David D. Hoguet
----------------------------
David D. Hoguet                                      Director                                    May 19, 2000



/s/ Blair D. Neller
----------------------------
Blair D. Neller                                      Director                                    May 19, 2000



/s/ Alvin Z. Meisel
----------------------------
Alvin Z. Meisel                                      Director                                    May 19, 2000



/s/ William R. Griffin
----------------------------
William R. Griffin                                   Director                                    May 19, 2000



/s/ Thomas C. Parise
----------------------------
Thomas C. Parise                                     Director                                    May 19, 2000



/s/ Sharon G. Kebe                                   Senior Vice President-
----------------------------                         Finance and Treasurer
Sharon G. Kebe                                       (Principal Financial Officer)               May 19, 2000

                         GLOBE BUSINESS RESOURCES, INC.
                                INDEX TO EXHIBITS

Number   Exhibit Description
------   -------------------

3.1      Amended and Restated Articles of Incorporation of the Registrant (a)

3.1 (i)  Amendment to Articles of Incorporations (b)

3.2      Code of Regulations of the Registrant (a)

4.1      Form of Stock Certificate (a)

10.0     Press Release dated January 14, 2000 (g)

10.1     Press Release dated May 10, 2000 (i)

10.2 Amended and Restated Credit Agreement among the Registrant, GranTree Corporation, The Fifth Third Bank, PNC Bank and Society National Bank dated as of February 28, 1996 (a)

10.3 Amended and Restated Credit Agreement among the Registrant, GranTree Corporation, Interim Quarters, LTD, Corporate Stay International, Inc., The Fifth Third Bank, PNC Bank, KeyBank National Bank and Fountain Square Commercial Funding Corp. dated as of December 16, 1996 (d)

10.4 Tax Allocation Agreement for Registrant and its subsidiaries dated as of December 31, 1992 (a)

10.5     GranTree Corporation Convertible Debenture due 1996 (a)

10.6 Credit Agreement among the Registrant, The Fifth Third Bank and PNC Bank dated as of September 29, 1997 (b)

10.6.1 Amendment to Credit Agreement among the Registrant, The Fifth Third Bank, PNC Bank and Northwest Bank dated May 14, 1998 (e)

10.7 7.54% Senior Notes due September 1, 2007 among the Registrant, Security Life of Denver Insurance Company, Life Insurance Company of Georgia, Peerless Insurance Company, Indiana Insurance Company and Southland Life Insurance Company dated as of September 1, 1997 (b)

10.8 Agreement and Plan of Merger by and among ERP Operating Limited Partnership, Globe Holding Co., Inc. and Globe Business Resources, Inc. dated as of January 13, 2000 (h)

10.8.1 Amended and Restated Agreement and Plan of Merger by and among Globe Business Resources, Inc., Globe Holding Co., Inc., and ERP Operating Limited Partnership dated as of January 13, 2000 as Amended and Restated as of May 10, 2000 (i)


                        MANAGEMENT COMPENSATORY CONTRACTS

10.9     1996 Stock Option Plan (a)

10.10    Amended Severance Agreement for David D. Hoguet (a)

10.11    Amended Severance Agreement for Blair D. Neller (a)

10.12    1997 Stock Option and Incentive Plan (c)

10.13    1997 Directors Stock Option plan (c)

10.14    Severance Agreement for Jeffery D. Pederson (b)

10.15    1998 Stock Option and Incentive Plan (f)

10.16    Severance Agreement for Sharon G. Kebe (g)

10.17    Severance Agreement for Sharon G. Kebe (g)

10.18    Severance Agreement for Lyle J. Tomlinson (g)

10.19    Severance Agreement for Louis W. Holliday, Jr. (g)

10.20    Severance Agreement for Cory M. Nye (g)

10.21    Severance Agreement for John H. Roby (g)

         *******************************************************************

21       Subsidiaries of the registrant

23       Consent of PricewaterhouseCoopers LLP

27       Financial data schedule

99       Safe Harbor Statement

(a)   Incorporated by reference to Registration No. 33-99894
(b) Incorporated by reference to Form 10-Q for the quarterly period ended November 30, 1997
(c) Incorporated by reference to the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders
(d)   Incorporated by reference to Form 10-K for the year ended February 28,
      1997
(e) Incorporated by reference to Form 10-Q for the quarterly period ended May 31, 1998
(f) Incorporated by reference to the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders
(g) Incorporated by reference to Form 10-Q for the quarterly period ended November 30, 1999
(h)   Incorporated by reference to Form 8-K filed on January 13, 2000
(i)   Incorporated by reference to Form 8-K filed on May 10, 2000

      Certain instruments evidencing debt of the registrant, none of which exceed 10% of total assets, are not being filed herewith. A copy will be provided to the SEC at its request.